Form 10QSB
period 2000-03-31
LEARNCOM INC /NV/
filed 2000-05-15
CIK 1104359

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.  0-29379

                                LearnCom, Inc.
            (Exact name of registrant as specified in its charter)

             Nevada                                   87-0622927
       (State of incorporation)                     (I.R.S. Employer
                                                    Identification No.)


                              525 South 300 East
                          Salt Lake City, Utah 84111
                                (801) 323-2395
                  (Address and telephone number of principal
              executive offices and principal place of business)

                          Smoky Hill Services, Inc.
         (Former name or former address if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

   As of May 10, 2000, the Registrant had a total of 755,750,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements                                          3

Item 2:  Management's Discussion and Analysis or Plan of Operations   11

                          PART II: OTHER INFORMATION

Item 5: Other Events                                                  12

Item 6:  Exhibits and Reports filed on Form 8-K                       13

Signatures                                                            14

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                          Smoky Hills Services, Inc.
                        (a Development Stage Company)
                      Consolidated Financial Statements
                               March 31, 2000

                         CROUCH,  BIERWOLF & CHISHOLM
                         Certified Public Accountants
                         50 West Broadway, Suite 1130
                          Salt Lake City, Utah 84101
                            Office (801) 363-1175
                              Fax (801) 363-0615

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Smoky Hills Services, Inc.
Salt Lake City, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Smoky Hills Services, Inc. as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ Crouch, Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm

May 10, 2000

                          Smoky Hills Services, Inc.
                        (a Development Stage Company)
                         Consolidated Balance Sheets


                                    Assets


                                           March 31,     December 30,
                                             2000           1999
                                          ----------      ----------
                                          (Unaudited)
Current assets
 Cash                                     $   -           $   -
                                          ----------      ----------

      Total Current Assets                $   -           $   -
                                          ----------      ----------

      Total Assets                        $   -           $   -
                                          ==========      ==========


                     Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                         $ 30,000        $ 30,000
                                          ----------      ----------

Total Current Liabilities                   30,000          30,000
                                          ----------      ----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    50,000,000,000 shares of $.001 par
    value, issued and outstanding
    17,000,000 and 17,000,000 shares,
    respectively                             17,000         17,000
   Deficit Accumulated During the
     Development Stage                      (47,000)       (47,000)
                                          ----------      ----------

Total Stockholders' Equity (Deficit)        (30,000)       (30,000)
                                          ----------      ----------
Total Liabilities and Stockholders'
  Equity                                  $       -       $       -
                                          ==========      ==========


  The accompanying notes are an integral part of these financial statements

                          Smoky Hills Services, Inc.
                        (a Development Stage Company)
                    Consolidated Statements of Operations



                                                          Cumulative
                                 For the Three Months       Total
                                    Ended March 31,         Since
                                 2000           1999     Inception
                              ----------     ----------  ----------
Revenues                      $  -           $  -        $  -

Expenses:

  Consulting fees                -              -           -
  Legal                          -              -           -
  Accounting                     -              -           -
  General & Administrative       -              -          47,000
                              ----------     ----------  ----------

      Total Expenses             -              -          47,000
                              ----------     ----------  ----------
Net loss before
   discontinued operations    $  -           $  -         (47,000)
                              ----------     ----------  ----------
Loss on discontinued
 operations                      -              -            -

Net Loss                      $  -           $  -        $(47,000)
                              ----------     ----------  ----------
Weighted Average Loss Per
 Share                        $ (.000)       $ (0.00)    $ (0.003)
                              ----------     ----------  ----------
Weighted Average
   Shares Outstanding         17,000,000     17,000,200  17,000,000
                              ==========     ==========  ===========

  The accompanying notes are an integral part of these financial statements

                          Smoky Hill Services, Inc.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                                   From
                                                               Inception on
                                                                 March 28,
                                   For the Three Months         1986 through
                                    ended March 31,              March 31,
                                 2000              1999            2000
                              ----------        ----------      ----------

Cash Flows from Operating
  Activities:

     Net loss                 $ -               $ -             $ (47,000)

     Non-cash services
       rendered
       and expenses paid by
       stockholders'            -                 -                17,000
     Increase (decrease) in
       current liabilities      -                 -                30,000
                              ----------        ----------      ----------
     Net Cash Provided (Used)
       by Operating Activities  -                 -                  -
                              ----------        ----------      ----------
Cash Flows from Investment
 Activities:                    -                 -                  -
                              ----------        ----------      ----------
Cash Flows from Financing
  Activities:

   Issuance of common stock     -                 -                  -
                              ----------        ----------      ----------
     Net Cash Provided by
       Financing Activities     -                 -                  -
                              ----------        ----------      ----------
Net increase (decrease) in
 cash                           -                 -                  -

Cash, beginning of period       -                 -                  -
                              ----------        ----------      ----------

Cash, end of period           $ -               $ -                  -
                              ==========        ==========      ==========

Cash, paid during
  the period for:

     Interest                 $ -               $ -                $ -
     Income taxes             $ -               $ -                $ -

Noncash financing activities

     Issuance of common
      stock for marketing
      rights                 $  -               $ -                $ 17,000

     Issuance of common
       stock for
       stockholders' payable $  -               $ -                $ -


     Issuance of stock for
       services rendered     $  -               $ -                $ -


  The accompanying notes are an integral part of these financial statements.

                          Smoky Hills Services, Inc.
                        (a Development Stage Company)
                                March 31, 2000


  The accompanying notes are an integral part of these financial statements


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Smoky Hills Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

   In this report references to "LearnCom," "we," "us," and "our" refer to LearnCom, Inc.

                          FORWARD LOOKING STATEMENTS

   This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within LearnComs' control. These factors include but are not limited to economic conditions generally and in the industries in which LearnCom may participate; competition within LearnComs' chosen industry, including competition from much larger competitors; technological advances and failure by LearnCom to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

   For the three months ended March 31, 2000 we have had no business operations and had no full time employees. We have no assets and have had recurring operating losses for several years and are reliant on financing to continue operations. Since inception, we have financed our operations primarily by the sale of our common stock. We had an account payable for $30,000 and no other material commitments for the next twelve months. Management believes that our current cash needs can be met with loans from management or shareholders for at least twelve months.

   We are currently in negotiations with LearnCom, Inc., an Illinois corporation, we wish to acquire. See Part II, Item 5 "Other Information" for more detail regarding this potential acquisition. We intend to complete a share exchange of our common stock to facilitate the acquisition. We will likely need to raise additional capital after the acquisition to provide working capital for operations. This may be accomplished by selling our common stock or debt financing.

   If common stock is issued it will be issued pursuant to available exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

   If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

   Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

   It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

                          PART II: OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES

(a) On May 11, 2000 we increased our authorized common shares from 50,000,000 to 2,000,000,000.

(c) On May 5, 2000 we issued an aggregate of 15,000 common shares valued at par. We issued 7,500 shares each to Ariika Mason, our President, and to Brett Mayer, our Secretary/Treasurer, for their services as our officers and
directors.   These shares were issued pursuant to an exemption from
registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 5: OTHER INFORMATION

   We currently intend to enter into an acquisition agreement with LearnCom. Inc., however, we have not reached a definitive agreement with LearnCom. LearnCom is an Illinois corporation, who provides human resource, management and safety training courseware and consulting services delivered through technological channels. In preparation for the acquisition, on May 3, 2000 we issued 4,000,000 common shares in the name of LearnCom, Inc. and placed them in escrow with our transfer agent, Standard Registrar and Transfer. We intend to use theses shares in a anticipated share exchange. On May 4, 2000 our parent corporation, VIP Worldnet, Inc., returned and canceled 14,955,000 common shares to the corporate treasury in order to increase the capitalization available for any potential share exchange. Our Board authorized a 125-for-1 forward split to become effective on May 10, 2000 resulting in 755,750,000 common shares outstanding. On May 11, 2000 we changed our name to LearnCom, Inc. and changed our trading symbol on the National Quotation Bureau Pink Sheets from "SMKY" to "LRNC."

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.


        Part I

   Exhibit      Description
   -------      -----------
   24           Consent of Crouch, Bierwolf & Chisholm dated May 10, 2000

   27           Financial Data Schedule

        Part II

   3.1          Certificate of Amendment filed May 11, 2000.


   (b)  Reports on Form 8-K.

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


LearnCom, Inc.



Date: 5/12/00

By: /s/ Ariika Mason
    ----------------
    Ariika Mason, President



Date: 5/12/00

By: /s/ Brett Mayer
    ---------------
    Brett Mayer, Secretary/Treasurer