Form 10QSB
period 2000-06-30
LEARNCOM INC /NV/
filed 2000-08-15
CIK 1104359

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transitional Period from         to

                         Commission File Number 0-29379

                                   ----------

                                 LEARNCOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

       NEVADA                                                    87-0622927
  (State or other                                             (I.R.S. Employer
    Jurisdiction                                             Identification No.)
of Incorporation or
   Organization)

 720 Industrial Drive                                             60106
                                                                (Zip Code)
BENSENVILLE, ILLINOIS
(Address of Principal
  Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 227-1080

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / / The number of shares of the registrant's common stock outstanding as of August 14, 2000 was approximately 750,000,000.


--------------------------------------------------------------------------------
                               Disclosure Page 1

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

                                 LearnCom, Inc.
                                   Form 10-QSB
                  For the Quarterly Period Ended June 30, 2000

                                      Index

                                                                     PAGE
                                                                      NO.
                                                                     ----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of                  3
         June 30, 2000 and December 31, 1999

         Condensed Consolidated Statements of                         4
         Operations for the three and six months ended
         June 30, 2000 and 1999.

         Condensed Consolidated Statements of Cash                    5
         Flows for the six months ended June 30,
         2000 and 1999.

         Notes to Condensed Consolidated Financial                    6-8
         Statements.

Item 2.  Management's Discussion and Analysis of                      9-12
         Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about               12
         Market Risk.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                           13

Item 2.  Changes in Securities and Use of Proceeds.                   13

Item 3.  Defaults and Senior Securities.                              13

Item 4.  Submission of Matters To a Vote of Security Holders.         13

Item 5.  Other Information.                                           13

Item 6.  Exhibits and Reports on Form 8-K.                            13

SIGNATURE                                                             14


--------------------------------------------------------------------------------
                               Disclosure Page 2

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          LearnCom, Inc. and Subsidiary

                Condensed Consolidated Balance Sheets - Unaudited

                                                               June 30      December 31
                                                                 2000          1999
                                                            --------------------------
Assets
Current assets:
   Cash and cash equivalents                                $    23,780    $    79,167
   Accounts receivable, net                                     746,608        653,743
   Inventory                                                    414,951        404,152
   Prepaid expenses and other current assets                    132,314         82,909
                                                            --------------------------
Total current assets                                          1,317,653      1,219,971

Furniture, fixtures and office equipment, net                   406,980        354,791
Publishing rights and masters, net                            2,279,289      2,280,848
Deposits                                                         13,169         12,914
                                                            --------------------------
Total assets                                                $ 4,017,091    $ 3,868,524
                                                            ==========================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                    $   676,256    $   549,824
   Bank line of credit                                          425,000        375,000
   Note payable--employee                                       120,000             --
   Note payable--related party                                   50,000         50,000
   Current portion of purchase consideration payable            266,239        275,000
   Current portion of note payable                              897,500      1,000,000
                                                            --------------------------
Total current liabilities                                     2,434,995      2,249,824

Long-term liabilities:
   Purchase consideration payable, net of current portion       875,000        875,000

Shareholders' equity:
   Common stock                                                 757,500        500,000
   Additional paid in capital                                   102,000        359,500
   Accumulated deficit                                         (152,404)      (115,800)
                                                            --------------------------
Total shareholders' equity                                      707,096        743,700

Total liabilities and shareholders' equity                  $ 4,017,091    $ 3,868,524
                                                            ==========================

                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 3

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

LearnCom, Inc. and Subsidiary

           Condensed Consolidated Statements of Operations - Unaudited

                                            Three Months Ended                Six Months Ended
                                                  June 30                          June 30
                                           2000             1999             2000            1999
                                      ----------------------------------------------------------------

Net sales                             $   1,274,338    $     364,588    $   2,387,189    $     747,013
Cost of sales                               553,896           93,425          975,660          185,865
                                      ----------------------------------------------------------------
Gross profit                                720,442          271,163        1,411,529          561,148

Selling, marketing, general and
   administrative expenses                  644,606          231,178        1,366,716          505,666
                                      ----------------------------------------------------------------
Operating income                             75,836           39,985           44,813           55,482

Other income (expenses):
   Interest expense                         (44,198)         (35,591)         (81,638)         (53,012)
   Other income (expense), net                   82            3,196              221            8,436
                                      ----------------------------------------------------------------
Total other (expenses)                      (44,116)         (32,395)         (81,417)         (44,576)
                                      ----------------------------------------------------------------

Income (loss) before taxes                   31,720            7,590          (36,604)          10,906
Income tax provision                             --            3,000               --            4,400
                                      ----------------------------------------------------------------

Net income (loss)                     $      31,720    $       4,590    $     (36,604)   $       6,506
                                      ================================================================
Basic and diluted loss per share                 --               --               --               --
                                      ================================================================
Weighted-average shares outstanding     628,750,000      270,629,000      541,666,000      270,629,000
                                      ================================================================

                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 4

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

LearnCom, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                   Six Months Ended
                                                                       June 30
                                                                 2000           1999
                                                              ------------------------
Operating activities
   Net (loss) income                                            (36,604)     $   6,506
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation expense                                        32,236          4,065
     Amortization expense                                       160,349         32,174

   Changes in operating assets and liabilities
     Accounts receivable                                        (92,865)       (57,610)
     Inventory                                                  (10,799)       (15,819)
     Prepaid expenses and other assets                          (49,660)       (21,152)
     Accounts payable                                           173,678          9,932
     Accrued expenses                                           (47,246)       (26,916)
                                                              ------------------------
Total adjustments                                               (26,892)      (111,665)
                                                              ------------------------
Net cash provided (used) by operating activities                129,089        (68,920)

Investing activities
   Purchases of property and equipment                          (84,425)       (37,347)
   Payments for publishing rights and masters                  (158,790)            --
   Business acquisitions, net of cash acquired                       --         40,528
                                                              ------------------------
Net cash (used) provided by investing activities               (243,215)         3,181

Financing activities:
   Issuance of common stock                                          --        550,000
   Proceeds from revolving line of credit                        50,000         60,000
   Proceeds from notes payable - employee                       120,000             --
   Proceeds from notes payable - related party                       --             --
   Principal payment on notes payable                          (111,261)      (187,886)
   Principal payment on notes payable - related party                --       (330,000)
                                                              ------------------------
Net cash provided by financing activities                        58,739         92,114
                                                              ------------------------

Net increase in cash and cash equivalents                       (55,387)        26,375
Cash at beginning of period                                      79,167             --
                                                              ------------------------

Cash at end of period                                         $  23,780      $  26,375
                                                              ========================

                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 5

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

1. Organization and Nature of Business

LearnCom, Inc. (A Nevada Corporation), (fka Smokey Hill Services, Inc.), (LearnCom) in May 2000 acquired 100% of the issued and outstanding stock of LearnCom, Inc. (An Illinois Corporation) (LearnCom-Illinois) (see Note 5 - Reverse Acquisition). Prior to the reverse acquisition, Smokey Hill Services, Inc., whose name was changed to LearnCom, Inc. on May 11, 2000, was inactive and had nominal assets and liabilities. Being a reverse acquisition, which resulted in a recapitalization of LearnCom-Illinois as it was deemed to be the acquiring entity for accounting purposes, the historical financial statements and financial information of the LearnCom have been restated to be those of LearnCom-Illinois.

LearnCom operates in a single business segment producing and distributing proprietary video programs, ancillary materials and consulting services for use in management and employee training, motivational, and skills enhancement programs. The programs and consulting contracts are sold to corporations, professional organizations, government agencies, and financial institutions primarily in North America. LearnCom performs ongoing credit evaluations of its customers and generally does not require collateral. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in LearnCom's consolidated financial statement included in Form 8K/A filed by the registrant on August 2, 2000.


--------------------------------------------------------------------------------
                               Disclosure Page 6

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

3. Income (Loss) Per Share

Basic and diluted income (loss) per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the merger discussed in Notes 1 and 5. LearnCom has excluded all outstanding stock options from the calculation of diluted income (loss) per share because they would have an anti-dilutive effect.

4. Acquisitions

WingsNet, Inc.

On January 19, 1999, the LearnCom-Illinois purchased the certain operating assets of WingsNet, Inc. for $530,000 in notes payable to related parties, $300,000 in a note payable to a bank and the assumption of approximately $243,900 of liabilities. WingsNet, Inc. produced and distributed video-based training programs and content for executive and management development courses and seminars.

BNA Communications, Inc.

On August 30, 1999, the LearnCom-Illinois purchased 100% of the outstanding common stock of BNA Communications, Inc. for $341,756 in cash, a note payable to bank amounting to $1,000,000 and purchase consideration payable to seller of $1,250,000. The purchase price allocation related to this acquisition is preliminary and will be finalized during the third quarter of 2000. BNA Communications, Inc. was a wholly owned subsidiary of the Bureau of National Affairs and performed human resources consulting and training services and safety training services. The human resources operations consisted of sexual harassment, diversity and employment law video-based courseware, and the safety training operations consisted of video-based courseware in the area of business and governmental safety and environmental health, primarily for regulatory compliance under the Federal Occupational Safety and Health Act.

The acquisitions described above were accounted for as purchases. The consolidated statements of operations of the LearnCom and LearnCom-Illinois include the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

The pro forma unaudited consolidated results of operations for the year ended December 31, 1999 assuming the consummation of the acquisitions as of January 1, 1999 would have been as follows:

      Total revenue                                             $4,553,304
      Net loss                                                    (443,800)
      Basic and diluted net loss per share                              --


--------------------------------------------------------------------------------
                               Disclosure Page 7

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

5. Reverse Acquisition

In May 2000, LearnCom-Illinois entered into an Agreement and Plan of Reorganization with Smokey Hill Services, Inc. (Smokey Hill), a Nevada corporation incorporated in 1986, whereby Smokey Hill acquired 100% of the issued and outstanding stock of LearnCom-Illinois in exchange for approximately 66% interest in its common stock. In contemplation of the merger Smokey Hill: 1) increased its authorized common shares from 50,000,000 to 2,000,000,000; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its stock, increasing its outstanding Common Stock from 2,060,000 shares to 257,500,000.



--------------------------------------------------------------------------------
                               Disclosure Page 8

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following information should be read in conjunction with the financial statements and the notes thereto.

      In order to keep our stockholders informed of LearnCom's future plans and objectives, this Quarterly Report on Form 10-QSB and other reports and statements issued by LearnCom from time-to-time contain, among other things, certain statements concerning LearnCom's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions, this should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. LearnCom's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

      Although LearnCom believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause LearnCom's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, LearnCom's ability to complete new products at planned costs and on planned schedules, LearnCom's ability to attract and retain strategic partners and consummate acquisitions, LearnCom's ability to leverage intangible assets in its technology, and LearnCom's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond LearnCom's control and could influence results include market acceptance of LearnCom's products and services and adoption of the Internet as a medium of commerce and communication.

OVERVIEW

      LearnCom, Inc. is a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. LearnCom offers over 500 courses that encompass a wide array of management skills and business topics typically characterized as "soft skills." LearnCom's courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, textbooks and workbooks, and internal customer workshops. However, LearnCom's strategy is focused on delivering its existing and all newly-produced or acquired training content via a variety of electronic media, including the Internet, organizational intranets, satellites, digital video disk (DVD) and CD-ROM. In April 2000, LearnCom announced the launch of its "e-learning" sales unit and its first e-learning product, a four-course series titled "Jack Cade's Compliance Toolbox," the first course of which is scheduled for release in September 2000.

      LearnCom currently provides its courseware and consulting services through the following product lines:

      Human Resources Consulting and Training. The Human Resources product line consists of the sexual harassment, diversity and employment law courseware and consulting business of BNAC. BNAC has been the leading provider of modularized, video-supported workshops in the areas of sexual harassment prevention, diversity management and employment law of for over 50 years. BNAC also operates a growing consulting business to provide custom, enterprise-wide solutions for major corporations and organizations in these areas. The Human Resources product line provides courseware and consulting for over 90% of the Fortune 1000 organizations.


--------------------------------------------------------------------------------
                               Disclosure Page 9

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

      Safety Training. The Safety Training product line provides courseware and consulting in the area of business and government safety and environmental health, primarily regulatory compliance under the Federal Occupational Safety and Health Act (OSHA). The safety training market is growing rapidly to meet the needs of large and small businesses that continue to have compliance issues in meeting an expanding health and safety regulatory environment. The Safety Training product line offers over 100 titles to a broad spectrum of customers.

      Management Development Resources. The Management Development Resources product line distributes a line of video-based training and development content for executive and management development that includes well-known business authors, consultants and educators, including Tom Peters, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis, John Kotter and Morris Massey.

      LearnCom believes it is in a unique position to become a significant participant in the e-learning revolution that is currently taking place in the $62.5 billion training industry. LearnCom believes its extensive content library, large customer base and trained sales force, and the value of its 50-year old BNAC brand name in the marketplace, will provide the Company with significant strategic advantages as it seeks to compete in the emerging e-learning market. In addition, unlike most of its competitors that have adopted a strategy of initially building extensive e-commerce and e-learning platforms but have little and, in many cases, only the most basic content to offer their customers, LearnCom has followed a strategy of acquiring a large and valuable library of human resource and management compliance training solutions that it believes can quickly be converted to an interactive, feature-rich e-learning format on a cost-effective basis. As LearnCom's more than 30,000 customers develop the technical and broadband capability necessary to purchase e-learning courseware, LearnCom expects to be in a position to meet the e-learning needs of its customers.

Our reported results of operations for all periods prior to August 31, 1999 do not reflect the results of BNA Communications, Inc. (BNAC). Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

REVENUES

Revenues increased for the three and six month periods ended June 30, 2000, due to the inclusion of BNAC in 2000.

COST OF SALES

      The total cost of sales as a percentage of revenues fluctuated from year to year for both the three and six month periods as a result of significant differences in the product composition of sales prior to the BNAC acquisition in August 1999.


--------------------------------------------------------------------------------
                               Disclosure Page 10

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

SALES AND MARKETING

      Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2000 amounts include the sales and marketing expenses of the combined companies for the entire three and six month periods presented, whereas the 1999 amounts do not include BNAC. As a result, the overall increase is attributable primarily to increased sales and marketing personnel, the launch of new product, costs for cooperative, print media and other product related advertising. Sales and marketing expenses will remain high in the continued effort to achieve growth in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2000 amounts include the general and administrative expenses of the combined companies for the entire three and six month periods presented, whereas the 1999 amounts do not include BNAC.

INTEREST EXPENSE

      Interest expense increased from period to period for both the three and six months ended June 30, 2000 primarily due to the acquisition debt related to the purchase of BNAC.

NET INCOME

      The increase in net income for the three month period ended June 30, 2000 compared to June 30, 1999 is indicative of the positive contribution that the acquisition of BNAC has had on the company as a whole. The net income of June 30, 1999 was prior to the acquisition of BNAC. The net income continues a strong growth trend as was predicted in the acquisition. Net income is also strengthened by the normalization of the business processes post acquisition.


--------------------------------------------------------------------------------
                               Disclosure Page 11

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      Since inception our operations have been financed primarily through cash flows generated from operations, with acqusitions and capital expenditures through private placements of equity and debt instruments. On June 15, 2000, LearnCom offered for sale up to 75,000,000 shares of common stock (in units of 1,250,000 shares) at a price of $50,000 per unit or $.04 per share in a private placement.

      Net cash provided by operating activities was $129,089 for the six-month period ended June 30, 2000.

      Net cash used in investing activities for the six-month period was $243,215. This represented cash used to purchase computers and office equipment in the amount of $84,425 and the expenditures for the development of publishing rights and masters in the amount of $158,790.

      Net cash provided by financing activities for the six-month period was $58,739. This net cash provided by financing activities was composed of additional borrowings on the company's operating line of credit in the amount of $50,000; the short-term loan by a shareholder/director of the company in the amount of $120,000 and the reduction of the company's term debt used in the acquisition of BNAC in the amount of $111,261.

      We believe that our existing cash will allow us to meet our anticipated present operating cash needs for working capital. Capital expenditures will have to be debt financed due to the lack of internal cash to make such acquisitions. Continued acquisitions of other synergistic companies will be provided by the issuance of common stock and the cash raised from the private placement currently in process.

YEAR 2000 COMPLIANCE

      To date, our systems and software have not experienced any material disruption due to the onset of the Year 2000 and we have completed our Year 2000 preparedness activities. However, we cannot be sure that we will not experience disruptions in the future as a consequence of any Year 2000 bugs. We do not believe the potential exposure will be material.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on numerous revenue recognition issues and is effective for LearnCom in the Fourth quarter of calendar 2000. LearnCom has not yet determined the effect, if any, of adopting SAB No. 101 on its operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.


--------------------------------------------------------------------------------
                               Disclosure Page 12

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Use of Proceeds.

      In May 2000, LearnCom-Illinois entered into an Agreement and Plan of Reorganization with Smokey Hill Services, Inc. whereby Smokey Hill acquired 100% of the issued and outstanding stock of LearnCom-Illinois in exchange for approximately 66% interest in its common stock. In contemplation of the merger Smokey Hill changed its name to LearnCom, Inc. (LearnCom) in May 2000. LearnCom is the legal successor. Also in contemplation of the reverse acquisition,
LearnCom: 1) increased its authorized common shares from 50,000,000 to 2,000,000,000; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its stock, increasing its outstanding Common Stock from 2,060,000 shares to 257,500,000.

      At the time of the transaction LearnCom-Nevada was inactive, and LearnCom-Nevada's assets and liabilities were nominal. The transaction was accounted for as a reverse acquisition, which results in a recapitalization of the Company as it is deemed to be the acquiring entity for accounting purposes. Accordingly, the capital accounts, number of shares of common stock and loss per share have been retroactively restated to give effect to the recapitalizaton for all periods presented.

      On June 15, 2000, LearnCom-Nevada offered for sale up to 75,000,000 shares of Common Stock (in units of 1,250,000 shares) at a price of $50,000 per unit or $0.04 per share in a private placement.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters To a Vote of Security Holders

      None

Item 5. Other Information.

      The May 2000 Agreement and Plan of Reorganization provided for the resignation of Ariika Mason and Brett Mayer as the sole directors and executive officers of LearnCom-Nevada and the election of Denis A. Mola, Lloyd W. Singer, Dr. Paul Selden and Robert R. Redwitz to the Board of Directors Of LearnCom-Nevada.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

          27  Financial Data Schedule

      (b) Reports on Form 8-K.

            The following reports on Form 8-K were filed during the quarter.

            A Current Report on Form 8-K dated May 19, 2000 was filed with the Securities and Exchange Commission by LearnCom, Inc. on August 2, 2000 following the reverse acquisition of LearnCom-Illinois to report the Agreement and Plan of Reorganization. The following financial statements were filed as a part of this report:

            Balance Sheet as of December 31, 1999 (Audited)
            Balance Sheet as of June 30, (Unaudited)
            Statement of Operations for the year ended December 31, 1999
               (Audited) and for the six months ended June 30, 1999 and 2000 (Unaudited)
            Statement of Shareholders' Equity from inception to June 30, 2000
               (Audited)
            Statement of Cash Flows for the year ended December 31, 1999
               (Audited) and for the six months ended June 30, 1999 and 2000 (Unaudited)
            Notes to Financial Statements

--------------------------------------------------------------------------------
                               Disclosure Page 13

LEARNCOM INC - 10-QSB                                      Filing Date:  8/14/00
--------------------------------------------------------------------------------

                                 LEARNCOM, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEARNCOM, INC.


Date: August 14, 2000                   By: /s/ Lloyd W. Singer
                                         ---------------------------------------
                                            Lloyd W. Singer
                                         Chief Executive Officer







--------------------------------------------------------------------------------
                               Disclosure Page 14