Form 10QSB
period 2000-09-30
LEARNCOM INC /NV/
filed 2000-11-14
CIK 1104359

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-QSB

(Mark One)


  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Transitional Period from                to

                         Commission File Number 0-29379

                                ---------------

                                 LEARNCOM, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)



                    NEVADA                  87-0622927
                (State or other            (I.R.S. Employer
                  Jurisdiction            Identification No.)
              of Incorporation or
                 Organization)

            720 Industrial Drive
          BENSENVILLE, ILLINOIS, 60106
             (Address of Principal
               Executive Offices)



         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 227-1080

                                ---------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares of the registrant's common stock outstanding as of November 14, 2000 was approximately 753,125,000.

Transitional Small Business Disclosure Format (check one):  Yes / /   No/x/


--------------------------------------------------------------------------------
                               Disclosure Page 1

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                                 LearnCom, Inc.
                                  Form 10-QSB

               For the Quarterly Period Ended September 30, 2000

                                     Index

                                                                     PAGE
                                                                      NO.
                                                                     -----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 2000 and December 31, 1999
         Condensed Consolidated Statements of                         4
         Operations for the three and nine months ended
         September 30, 2000 and 1999.
         Condensed Consolidated Statements of Cash                    5
         Flows for the nine months ended September 30,
         2000 and 1999.
         Notes to Condensed Consolidated Financial                    6-8
         Statements

Item 2.  Management's Discussion and Analysis of                      9-12
         Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about               12
         Market Risk.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                           13

Item 2.  Changes in Securities and Use of Proceeds.                   13

Item 3.  Defaults and Senior Securities.                              13

Item 4.  Submission of Matters To a Vote of Security Holders.         13

Item 5.  Other Information.                                           13

Item 6.  Exhibits and Reports on Form 8-K.                            13

SIGNATURE                                                             14


--------------------------------------------------------------------------------
                               Disclosure Page 2

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                         LearnCom, Inc. and Subsidiary

               Condensed Consolidated Balance Sheets - Unaudited


                                                            September 30  December 31
                                                                2000          1999
                                                            -------------------------
Assets
Current assets:
   Cash and cash equivalents                                $       475   $    79,167
   Accounts receivable, net                                     540,229       653,743
   Inventory                                                    328,067       404,152
   Prepaid expenses and other current assets                    262,895        82,909
                                                            -------------------------
Total current assets                                          1,131,666     1,219,971

Furniture, fixtures and office equipment, net                   392,664       354,791
Publishing rights and masters, net                            2,280,489     2,280,848
Other non-current assets                                        154,509        12,914
                                                            -------------------------
Total assets                                                $ 3,959,328   $ 3,868,524
                                                            =========================

Liabilities and shareholders' equity Current liabilities:

   Accounts payable and accrued expenses                    $   725,987   $   549,824
   Bank line of credit                                          450,000       375,000
   Note payable--employee                                       120,000          --
   Note payable--related party                                   50,000        50,000
   Note payable--distribution rights                            120,000          --
   Current portion of purchase consideration payable            179,695       275,000
   Current portion of note payable                              867,500     1,000,000
                                                            -------------------------
Total current liabilities                                     2,513,182     2,249,824
                                                            -------------------------

Long-term liabilities:
   Purchase consideration payable, net of current portion       875,000       875,000
                                                            -------------------------

Shareholders' equity:
   Common stock                                                 757,625       500,000
   Additional paid in capital                                   226,875       359,500
   Accumulated deficit                                         (413,354)      (115,800)
                                                            -------------------------
Total shareholders' equity                                      571,146       743,700
                                                            -------------------------

Total liabilities and shareholders' equity                  $ 3,959,328   $ 3,868,524
                                                            =========================



                            See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 3

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                         LearnCom, Inc. and Subsidiary

          Condensed Consolidated Statements of Operations - Unaudited


                                             Three Months Ended                Nine Months Ended
                                                September 30                     September 30
                                           2000             1999             2000             1999
                                      ----------------------------------------------------------------
Net sales                             $   1,090,651    $     519,603    $   3,477,840    $   1,266,616
Cost of sales                               417,984          169,512        1,393,644          355,377
                                      ----------------------------------------------------------------
Gross profit                                672,667          350,091        2,084,196          911,239

Selling, marketing, general and
   administrative expenses                  929,366          340,115        2,296,082          845,781
                                      ----------------------------------------------------------------
Operating income                           (256,699)           9,976         (211,886)          65,458
                                      ----------------------------------------------------------------

Other income (expenses):
   Interest expense                         (45,859)         (18,326)        (127,497)         (71,338)
   Other income (expense), net               41,608            5,975           41,829           14,411
                                      ----------------------------------------------------------------
Total other (expenses)                       (4,251)         (12,351)         (85,668)         (56,927)
                                      ----------------------------------------------------------------

Income (loss) before taxes                 (260,950)          (2,375)        (297,554)           8,531
Income tax provision                           --               (988)            --              3,412
                                      ----------------------------------------------------------------

Net income (loss)                     $    (260,950)   $      (1,387)   $    (297,554)   $       5,119
                                      ================================================================

Basic and diluted loss per share               --               --               --               --
                                      ================================================================

Weighted-average shares outstanding     751,042,000      347,086,000      611,458,000      296,115,000
                                      ================================================================



                            See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 4

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                         LearnCom, Inc. and Subsidiary

          Condensed Consolidated Statements of Cash Flows - Unaudited

                                                            Nine Months Ended
                                                              September 30
                                                            2000         1999
                                                         ----------------------
Operating activities
   Net (loss) income                                     $(297,554)   $   5,119
                                                         ----------------------
   Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
     Depreciation expense                                   50,083        6,098
     Amortization expense                                  258,854       70,133

   Changes in operating assets and liabilities
     Accounts receivable                                   113,514       83,434
     Inventory                                               2,520      (20,953)
     Prepaid expenses and other assets                    (201,581)     (11,275)
     Accounts payable and accrued expenses                 176,163      244,911
     Income taxes payable                                     --          3,412
                                                         ----------------------
Total adjustments                                          399,553      375,760
                                                         ----------------------
Net cash provided (used) by operating activities           101,999      380,879
                                                         ----------------------

Investing activities

   Purchases of property and equipment                     (87,956)     (91,123)
   Payments for publishing rights and masters             (184,930)        --
   Business acquisitions, net of cash acquired                --       (382,884)
                                                         ----------------------
Net cash (used) provided by investing activities          (272,886)    (474,007)
                                                         ----------------------

Financing activities:

   Issuance of common stock                                125,000      759,500
   Proceeds from revolving line of credit                   75,000      150,000
   Proceeds from notes payable - employee                  120,000         --
   Proceeds from notes payable - related party                --        350,000
   Principal payment on notes payable                     (227,805)    (300,000)
   Principal payment on notes payable - related party         --       (480,000)
                                                         ----------------------
Net cash provided by financing activities                   92,195      479,500
                                                         ----------------------

Net increase (decrease) in cash and cash equivalents       (78,692)     386,372
Cash at beginning of period                                 79,167         --
                                                         ----------------------

Cash at end of period                                    $     475    $ 386,372
                                                         ======================


                            See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 5

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

1.       Organization and Nature of Business

LearnCom, Inc. (A Nevada Corporation), (f/k/a Smokey Hill Services, Inc.), (LearnCom) in May 2000 acquired 100% of the issued and outstanding stock of LearnCom, Inc. (An Illinois Corporation) (LearnCom-Illinois) (see Note 5 - Reverse Acquisition). Prior to the reverse acquisition, Smokey Hill Services, Inc., whose name was changed to LearnCom, Inc. on May 11, 2000, was inactive and had nominal assets and liabilities. As a reverse acquisition that resulted in a recapitalization of LearnCom-Illinois, as that corporation was deemed to be the acquiring entity for accounting purposes, the historical financial statements and financial information of LearnCom have been restated to be those of LearnCom-Illinois.

LearnCom operates in a single business segment producing and distributing proprietary video programs and courses, and related consulting services for use in human resource and safety compliance training, and management development. The programs and consulting contracts are sold to corporations, professional organizations, government agencies, and financial institutions primarily in North America.

2.       Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in LearnCom's consolidated financial statement included in Form 8K/A filed on August 2, 2000.


--------------------------------------------------------------------------------
                               Disclosure Page 6

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

3.       Income (Loss) Per Share

Basic and diluted income (loss) per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the reverse acquisition discussed in Note 5. LearnCom has excluded all outstanding stock options from the calculation of diluted income (loss) per share because they would have an anti-dilutive effect.

4.       Acquisitions

WingsNet, Inc.

On January 19, 1999, LearnCom-Illinois purchased certain operating assets of WingsNet, Inc. for $530,000 in notes payable to related parties, $300,000 in a note payable to a bank and the assumption of approximately $243,900 of liabilities. WingsNet, Inc. produced and distributed video-based training programs and content for executive and management development courses and seminars.

BNA Communications, Inc.

On August 30, 1999, LearnCom-Illinois purchased 100% of the outstanding common stock of BNA Communications, Inc. (BNAC) for $341,756 in cash, a note payable to a bank amounting to $1,000,000 and purchase consideration payable to seller of $1,150,000. BNAC was a wholly owned subsidiary of the Bureau of National Affairs and performed human resources consulting and training services and safety training services. The human resources operations consisted of sexual harassment, diversity and employment law video-based courseware, and the safety training operations consisted of video-based courseware in the area of business and governmental safety and environmental health, primarily for regulatory compliance under the Federal Occupational Safety and Health Act.

The acquisitions described above were accounted for as purchases. The consolidated statements of operations of LearnCom and LearnCom-Illinois include the results of operations of the acquired businesses for the periods subsequent to the effective date of those acquisitions.

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

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

5.       Reverse Acquisition

In May 2000, LearnCom-Illinois entered into an Agreement and Plan of Reorganization with Smokey Hill Services, Inc., a Nevada corporation incorporated in 1986, whereby Smokey Hill acquired 100% of the issued and outstanding stock of LearnCom-Illinois in exchange for approximately 66% interest in its common stock. In contemplation of the reorganization Smokey
Hill: 1) increased its authorized common shares from 50,000,000 shares to 2,000,000,000 shares; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its common stock, increasing its outstanding common stock from 2,060,000 shares to 257,500,000 shares.

6.       Financing Arrangements

On August 25, 2000, LearnCom restated and replaced its note payable to American National Bank, which was due on August 31, 2000. The restated note payable has comparable terms with the August 31, 2000 note payable and is due on November 30, 2000. LearnCom is currently negotiating an additional three-month extension on the note payable to be due February 28, 2001. The total amount due of $867,500 of this note payable has been classified as a current liability as of September 30, 2000. LearnCom also restated and replaced its $500,000 line of credit promissory note with American National Bank, which was due on August 31, 2000. The restated line of credit promissory note has comparable terms with the August 31, 2000 line of credit promissory note and is due on November 30, 2000. LearnCom is currently negotiating an additional three-month extension on the line of credit promissory note to be due February 28, 2001.

7.       Common Stock

On September 7, 2000, LearnCom received a subscription agreement and cash for the purchase of 3,125,000 shares of common stock in a private placement at $0.04 per share (which approximated the market value of LearnCom's common stock on September 7, 2000).


--------------------------------------------------------------------------------
                               Disclosure Page 8

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the financial statements and the notes thereto.

         In order to keep LearnCom's stockholders informed of its future plans and objectives, this Quarterly Report on Form 10-QSB and other reports and statements issued by LearnCom from time-to-time contain, among other things, certain statements concerning LearnCom's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions, should alert you that this is a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. LearnCom's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

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

OVERVIEW

         LearnCom, Inc. is a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. LearnCom offers over 500 programs and courses that encompass a wide array of management skills and business topics typically characterized as "soft skills." LearnCom's courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, textbooks and workbooks, and internal customer workshops. However, LearnCom's strategy is focused on delivering its existing and all newly-produced or acquired training content via a variety of electronic media, including the Internet, organizational intranets, satellites, digital video disk (DVD) and CD-ROM. In April 2000, LearnCom announced the launch of its "e-learning" sales unit and its first e-learning product, a four-course series titled "Jack Cade's Compliance Toolbox," The first of the Jack Cade e-learning courses is scheduled for completion in the first quarter of 2001.

         LearnCom currently provides its courseware and consulting services through the following product lines:

         Human Resources Consulting and Training. The Human Resources product line consists of the sexual harassment, diversity and employment law courseware and consulting business of BNAC. BNAC has been the leading provider of modularized, video-supported workshops in the areas of sexual harassment prevention, diversity management and employment law of for over 50 years. BNAC also operates a growing consulting business to provide custom, enterprise-wide solutions for major corporations and organizations in these areas. The Human Resources product line provides courseware and consulting for over 90% of the Fortune 1000 organizations. During the quarter ended September 30, 2000 LearnCom entered into a licensing agreement for the repurposing of one LearnCom's best selling sexual harassment prevention courses for e-learning delivery throughout a major corporation's intranet. Part of the licensing agreement permits LearnCom to market the repurposed e-learning program to other customers royalty-free.


--------------------------------------------------------------------------------
                               Disclosure Page 9

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

         Safety Training. The Safety Training product line provides courseware and consulting in the area of business and government safety and environmental health, primarily regulatory compliance under the Federal Occupational Safety and Health Act (OSHA). The safety training market is growing rapidly to meet the needs of large and small businesses that continue to have compliance issues in meeting an expanding health and safety regulatory environment. The Safety Training product line offers over 100 titles to a broad spectrum of customers. During the quarter ended September 30, 2000, LearnCom announced a partnership to market a comprehensive library of 27 safety compliance courses in e-learning format for delivery over the internet or on corporate intranets. Prior to the end of the quarter LearnCom had written proposals for over $1 million for the Safety e-learning titles.

         Management Development Resources. The Management Development Resources product line distributes a broad line of video-based training and development content for executive and management development that includes well-known business authors, consultants and educators, including Tom Peters, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis, John Kotter and Morris Massey.

         LearnCom believes it is in a unique position to become a significant participant in the e-learning revolution that is currently taking place in the $70 billion training industry. LearnCom believes its extensive content library, large customer base and trained sales force, will provide it with significant strategic advantages as it seeks to compete in the emerging e-learning market. In addition, unlike most of its competitors that have adopted a strategy of initially building extensive e-commerce and e-learning platforms but have little and, in many cases, only the most basic content to offer their customers, LearnCom has followed a strategy of acquiring a large and valuable library of human resource and management compliance training solutions that it believes can quickly be converted to an interactive, feature-rich e-learning format on a cost-effective basis. As LearnCom's more than 30,000 customers develop the technical and broadband capability necessary to purchase e-learning courseware, LearnCom expects to be in a position to meet the e-learning needs of its customers.

         Reported results of operations for all periods prior to August 31, 1999 do not reflect the results of BNAC. Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

REVENUES

         Revenues increased for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999 due to the inclusion of BNAC in the 2000 periods.

COST OF SALES

         The total cost of sales as a percentage of revenues fluctuated from year to year for both the three and nine month periods as a result of significant differences in the product composition of sales prior to the BNAC acquisition in August 1999.


--------------------------------------------------------------------------------
                               Disclosure Page 10

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The amounts include the sales and marketing expenses of the combined companies for the entire three-and nine-month periods presented, whereas the 1999 amounts include BNAC for the month of September only. As a result, the overall increase is attributable primarily to increased sales and marketing personnel, the launch of new product, costs for print media and other product related advertising. At September 30, 2000 LearnCom had expanded its Human Resources product line sales staff to seven people, from two people at December 31, 1999. The learning curves of the new hires negatively affected revenues. LearnCom expects its sales and marketing expenses as a percentage of revenues will remain high in its continuing effort to achieve growth in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The amounts for the 2000 periods include the general and administrative expenses of the combined companies for the entire three- and nine-month periods presented, whereas the 1999 amounts include BNAC for the month of September only.

INTEREST EXPENSE

         Interest expense increased from period to period for both the three and nine months ended September 30, 2000 primarily due to the acquisition debt related to the purchase of BNAC.

NET LOSS

         The net loss for the three month period ended September 30, 2000 compared to September 30, 1999 is attributable to a significant increase in operating expenses, particularly from sales and marketing expenses, audit fees and interest expense in comparison to prior periods. In addition, sales for the quarter ended September 30, 2000 have declined when compared to the quarter ended June 30, 2000.


--------------------------------------------------------------------------------
                               Disclosure Page 11

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Since inception LearnCom's operations have been financed primarily through private placements of equity and debt instruments.

         Net cash provided by operating activities was $101,999 for the nine-month period ended September 30, 2000.

         Net cash used in investing activities for the nine-month period was $272,886. This represented cash used to purchase computers and office equipment in the amount of $87,956, and the expenditures for the development of publishing rights and masters in the amount of $184,930.

         Net cash provided by financing activities for the nine-month period was $92,195 consisting of additional borrowings on LearnCom's operating line of credit in the amount of $75,000; the short-term loan by a shareholder of the company in the amount of $120,000 issuance of common stock in the amount of $125,000 and the reduction of the company's term debt used in the acquisition of BNAC in the amount of $227,805.

         LearnCom is currently in negotiations with a principle shareholder of LearnCom to secure a $1 million bridge loan to accelerate development of new products, including e-learning, and for working capital purposes. In addition, LearnCom is currently seeking to raise up to $3 million in equity through a private placement for future business acquisitions. There can be no assurance that LearnCom will be able to successfully negotiate and obtain the proposed bridge loan or raise capital through the sale of its equity securities. The failure of LearnCom to obtain additional capital through either of such proposed financings or through other means will have an adverse effect on LearnCom's financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition/" SAB No. 101 provides guidance on numerous revenue recognition issues and is effective for LearnCom in the fourth quarter of calendar 2000. LearnCom has not yet determined the effect, if any, of adopting SAB No. 101 on its operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.


--------------------------------------------------------------------------------
                               Disclosure Page 12

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities and Use of Proceeds.

         On September 7, 2000, LearnCom issued 3,125,000 shares of common stock in exchange for cash in the amount of $125,000. Such transaction was effective pursuant to Section 4(2) of the Securities Act of 1933, amended.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters To a Vote of Security Holders

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27. Financial Data Schedule

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter.

         A Current Report on Form 8-K/A dated May 19, 2000 was filed with the Securities and Exchange Commission by LearnCom, Inc. on August 2, 2000 following the reverse acquisition of LearnCom-Illinois to report the Agreement and Plan of Reorganization, the audited financial statements of LearnComas of and for the year December 31, 1999 and the unaudited financial statements of LearnCom as of and for the six months ended of June 30, 2000.

         A report on Form 8-K was filed with the Securities and Exchange Commission by LearnCom, Inc. on August 1, 2000 to report the change in certifying accountants.

         A Current Report on Form 8-K/A dated June 26, 2000 was filed with the Securities and Exchange Commission by LearnCom, Inc. on August 3, 2000 to report the change in certifying accountants.


--------------------------------------------------------------------------------
                               Disclosure Page 13

LEARNCOM INC - 10-QSB                                     Filing Date:  11/14/00

--------------------------------------------------------------------------------

                                 LEARNCOM, INC.

                                   SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEARNCOM, INC.

Date: November 14, 2000                      By: /s/ Lloyd W. Singer
                                                --------------------------------
                                                Lloyd W. Singer
                                                Chief Executive Officer


--------------------------------------------------------------------------------
                               Disclosure Page 14