Form 10KSB
period 2000-12-31
LEARNCOM INC /NV/
filed 2001-05-02
CIK 1104359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 2000
            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from          to           .
                                                       ----------   ----------

                        Commission File Number 000-29379
                                               ---------

                                 LEARNCOM, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
           Nevada                                         87-0622927
------------------------                     -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

      720 Industrial Drive, Bensenville, Illinois 60106         (630) 227-1080
---------------------------------------------------------     ------------------
          (Address of principal executive offices)            (Telephone Number)

Securities registered under Section 12(b) of the Act: NONE
                                                      ----
Securities registered under Section 12(g) of the
   Exchange Act:                                   COMMON STOCK, PAR VALUE $.001
                                                   -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,370,987

As of March 15, 2001, the aggregate market value of the issuer's common stock held by non-affiliates was $8,903,862 (based upon the price at which the common stock was sold, or the average bid and asked price of such common stock on such date).

As of March 15, 2001, the issuer had outstanding 796,666,667 shares of its common stock.

Transitional Small Business Disclosure Format (check one)    Yes [    ]  No [X]

                           FORWARD LOOKING STATEMENTS


         Certain statements in this Form 10-KSB and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in pricing policies by us or our competitors; unanticipated delays in the development or market acceptance of our products; availability of management and other key personnel; availability, terms and deployment of capital; and U.S. economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

DEVELOPMENT OF THE BUSINESS

         LearnCom, Inc. (f/k/a Smoky Hill Services, Inc.) was incorporated on March 28, 1986 under the laws of the State of Vermont. On December 31, 1998, we merged with a wholly-owned subsidiary organized under the laws of the State of Nevada solely to change our domicile from Vermont to Nevada. On May 19, 2000, by way of a reverse acquisition (the "Reverse Acquisition") pursuant to an agreement and plan of reorganization, we acquired all of the issued and outstanding shares of capital stock of LearnCom, Inc., an Illinois corporation formed on May 27, 1998 ("LC-Illinois"). In connection with the Reverse Acquisition, we commenced operations in our current line of business and changed our name to LearnCom, Inc. Prior to the Reverse Acquisition, we were inactive and had nominal assets and liabilities.

OVERVIEW

         We are a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. We offer over 1000 courses that encompass a wide array of management skills and business topics typically characterized as "soft skills." Our courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, textbooks and workbooks, and internal customer workshops. However, our strategy is focused on delivering our existing and all newly-produced or acquired training content via a variety of electronic media, including the Internet, organizational intranets,satellites, digital video disk (DVD) and CD-ROM.

         We currently provide our courseware and consulting services through the following operating units:

                  VIDEOLEARNING SYSTEMS, INC. (VLS). The VideoLearning Systems unit, which we acquired on January 24, 2001, is a leading distributor of training videotapes and compact disks. VLS markets over 6,000 titles through a team of 10 salespeople and VLS's website at www.videolrn.com.

                  HUMAN RESOURCES CONSULTING AND TRAINING (HR C&T). The Human Resources Consulting and Training unit consists of the sexual harassment, diversity and employment law courseware and consulting business of BNA Communications, Inc. ("BNAC"), a former subsidiary of The Bureau of National Affairs ("BNA") that we acquired on August 30, 1999. BNAC has been the leading provider of modularized, video-supported workshops in the areas of sexual harassment prevention, diversity management and employment law for over 50 years. HR C&T also operates a consulting business to provide custom, enterprise-wide solutions for major corporations and organizations in these areas. The HR C&T unit has provided courseware and consulting for over 90% of the Fortune 1000 organizations. HR C&T's website can be accessed through our website at WWW.LEARNCOM.COM.

                  SAFE EXPECTATIONS INTERNATIONAL (SEI). The Safe Expectations International unit, which was an operating division of BNAC that we acquired in August 1999, provides courseware and consulting in the area of business and government safety and environmental health - primarily regulatory compliance under the Federal Occupational Safety and Health Act ("OSHA"). The safety training market is growing rapidly to meet the needs of large and small businesses that continue to have compliance issues in meeting an expanding health and safety regulatory environment. SEI offers over 100 titles to a broad spectrum of customers. In October 2000, SEI introduced a library of 27 e-learning titles (video-based) for the safety market, all of which can be previewed at the SEI website at WWW.SAFEEXPECTATIONS.COM.

                  MANAGEMENT DEVELOPMENT RESOURCES (MDR). The Management Development Resources unit was established as our initial business operation in January 1999, in connection with our purchase of substantially all of the assets of WingsNet, Inc. (a successor to Video Publishing House, Inc.), a major producer/distributor of video-based training programs since 1986. This unit distributes a line of video-based training and development content for executive and management development that includes well-known business authors, consultants and educators, including Tom Peters, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis, John Kotter and Morris Massey. MDR's database includes over 25,000 customers. The MDR unit operates both through our website at WWW.LEARNCOM.COM and through WWW.TRAINERSGOLD.COM.

         We have focused on acquiring a large and valuable library of off-the-shelf, customizable human resource and management compliance training courses that we believe can quickly be converted to an interactive, feature-rich e-learning format on a cost-effective basis. As our more than 75,000 customers develop the technical infrastructure and broadband capability necessary to purchase streaming video e-learning courseware, we expect to be in a position to meet the e-learning content needs of our customers.

INDUSTRY BACKGROUND

         Businesses and other large organizations are facing significant changes in their environments due to increased competition, an increasingly global marketplace and economy, and rapid technological change. To remain competitive in this dynamic business environment, many companies and other large organizations are seeking to increase their competitiveness by implementing educational programs to increase the depth, breadth and timeliness of the skills and knowledge of their managers, employees and customers. As a result, businesses are investing increasing amounts in corporate training and learning programs.

         According to TRAINING MAGAZINE, U.S. businesses and governmental organizations spent approximately $62.5 billion on learning and skill training in 1999, of which approximately $15.1 billion was spent on third-party vendors of employee training goods and services. In addition, the American Society for Training and Development estimates that companies with more than 100 employees spent on average approximately 1.8% of their payroll on training in 1999, with technology companies spending approximately twice that rate. According to VERONIS, SUHLER & ASSOCIATES COMMUNICATIONS INDUSTRY FORCAST, outsourced training expenditures have grown at the rate of 8.2% since 1993, and are expected to reach $19.3 billion annually by 2003.

         Businesses and other large organizations are also operating in an increasingly more detailed and complex regulatory environment and are facing more frequent and larger penalties and damage claims for failing to comply with applicable regulatory requirements and governmental mandates. In addition, the diversity movement has grown dramatically over the past decade as both businesses and their customers are populated by employees of all races, color, gender, nationality and sexual preferences. More and more companies have been subjected to sexual harassment claims that have resulted in large settlements and very damaging publicity. As a result, senior executives and management level employees now realize that training is one of the keys to the prevention of internal and third-party discrimination and harassment claims, damages and penalties.

         Historically, organizations have addressed their learning and training needs through investments in instructor-led training from external vendors or internal training departments. While most organizations continue to use traditional media (approximately 88% provide classroom instruction and approximately 70% use videotape), new interactive electronic media delivered over the Internet are rapidly gaining market share and are expected to be in use by over

50% of organizations providing learning or training courses during the year 2001. The training functions of large organizations are undergoing significant changes, which has resulted in the following trends and results:

     o There has been a shift away from stand-up, teacher-centered classroom training to self-paced, PC-based training;

     o Corporations have moved the responsibility for training away from centralized HR/training departments to line managers and content experts;

     o Demand for lower cost, accountability and flexibility is being met with e-learning solutions;

     o The internet is emerging as the dominant delivery channel of the corporate learning market;

     o Learning outcomes are being better matched to the needs of the organization;

     o Learning results are being measured to provide more accurate estimates of return on investment;

     o Corporate universities, emulating the university structure, are now in place in over 1,600 corporations;

     o "Learning organizations" are emerging with lifelong learning goals for all employees and with employees taking greater responsibility for their own development;

     o    The Chief  Learning  Officer  is  emerging  as a top  management
          position  in  many  organizations,   replacing  the  traditional
          training department within the HR function; and

     o Companies have discovered that employee retention is directly related to employee development, resulting in greater emphasis being placed on training.

         Accordingly, recent studies have demonstrated that the most vigorous growth segment of the learning industry is "e-learning". IDC, a Massachusetts-based research firm, recently predicted that the corporate e-learning market will grow to $11.4 billion by 2003, representing a five-year compound annual growth rate of 83%. The principal reasons for this growth include the following:

     o e-learning is less costly than other methods of delivery, and reduces travel, meeting and seminar costs. The Internet also provides inexpensive transmission compared to other delivery alternatives.

     o e-learning reduces the employee downtime and inflexibility of classroom training.

     o e-learning is more convenient - it can be delivered to the desktop on demand by the learner either on the job or at home and training can be worked in around regular assignments or at times when employees are less busy.

     o    Most  e-learning  courses are segmented  into smaller  chunks of
          information,     facilitating    flexibility    and    increased
          productivity.

     o e-learning provides more consistency than can be delivered by a team of facilitators of varying skills and motivation.

     o e-learning programs, properly produced and developed, are as effective as facilitated instruction, and in some cases are more effective.

     o    e-learning is less intimidating, an important consideration when
          dealing  with   sensitive   subjects  like   diversity,   sexual
          harassment and conflict resolution.

     o    Studies show that e-learning increases retention over time.

     o    e-learning expands access to training.

     o e-learning fits the key concept of the learning organizations where employees take responsibility for their own learning.

     o    Organizations   can  deploy  e-learning  more  quickly  to  more
          employees in more places than traditional learning modalities.

STRATEGY

         Our goal is to be the leading global provider of human resource, management and safety training courseware and consulting services to large and small businesses, government agencies and educational institutions. Key elements of our strategy include the following:

                  CONTINUE OUR AGGRESSIVE ACQUISITION PROGRAM. Our acquisitions (four since January 1999) have expanded our customer base, provided a large library of high quality video "soft skills" content, expedited the development of a strong 17-person salesforce, added management talent, and provided excellent opportunities for consolidation/cost reduction. We believe the training industry is highly fragmented and that there are many smaller courseware and e-learning providers with successful product offerings that are seeking merger or acquisition partners.

                  CONTINUE TO AGGREGATE HIGH QUALITY LEGACY PROGRAMMING FOR CONVERSION TO E-LEARNING. Management believes that video best sellers can be converted into high quality e-learning courseware at moderate expense. Management believes that e-learning is an exciting new delivery channel that will supplement rather than replace traditional classroom, instructor-lead training. Our approach will be to recommend and market "blended" learning using a variety of techniques - videos for classroom use; content-rich e-learning for didactic, measurable learning; and online mentoring and peer chat to respond to inquiries and for discussion purposes.

                  INITIATE AND EXPAND E-LEARNING PRODUCT OFFERINGS. Our first e-learning release, a library of 27 video-based safety courses, has received a favorable reception in the marketplace. During 2001, we expect to release courses on employment law, harassment prevention and diversity.

                  INCREASE MARKETING AND DIRECT SALES EFFORTS. Our direct sales organization is primarily organized by operating unit. We intend to leverage our successes by devoting significant marketing and direct sales resources to cross-market products and consulting services offered by our operating units. We also intend to add established distributors with the skills necessary to sell our comprehensive product lines.

                  FOSTER A CULTURE OF EXCELLENCE AND CUSTOMER SERVICE. We intend to continue to employ rigorous recruiting, training and evaluation practices to help us attract and retain employees who dedicate themselves to delivering outstanding products and consulting services to our customers. We have emphasized the creation of an environment of excellence and customer service, and believe our commitment to excellence will continue to provide new customer referrals from satisfied customers that have used our training courses and consulting services.

PROPOSED ACQUISITION

         On March 16, 2001, we signed a purchase agreement to acquire certain assets of TrainSeek Inc. ("TrainSeek"), including its website (WWW.TRAINSEEK.COM). The purchase price for the assets to be acquired includes $200,000 in cash and 57.5 million shares of our common stock. If certain performance targets are reached over the five-year period following the closing of the acquisition, the purchase price will be increased by up to 42.5 million additional shares of our common stock. This transaction is subject to certain contingencies, including the completion of our due diligence investigation. Although we expect this transaction to close in May 2001, there can be no assurances that such a closing will occur within that timeframe, if at all.

CONTENT AND COURSES

         We currently provide our courseware and consulting services through the following operating units:

         VIDEO LEARNING SYSTEMS, INC. (VLS). We acquired VLS, founded in 1972 by Homer H. Hewitt III, on January 24, 2001. We believe VLS is one of the premier pure distributors in the training video business. Based in Bryn Mawr, Pennsylvania, VLS's 16 employees, including eight experienced sales people, sell over 6,000 training video titles from 200 producers and publishers. VLS's customer base includes more than 30,000 organizations and departments, as well as large government agencies and non-profit institutions.

         VLS has non-exclusive sales or marketing agreements in place with many of the industry's leading providers and publishers, including SkillSoft, GeoLearning, Vital Learning, Price Learning and Learn2Com. In additional, VLS is expected to sell our current safety e-learning titles as well as e-learning titles now being acquired or developed by our HR C&T unit. Building on e-learning sales of $80,000 in 2000, VLS is expected to generate approximately 5% of its 2001 revenues from sales of e-learning courses.

         HUMAN RESOURCES CONSULTING AND TRAINING (HR C&T). The Human Resources Consulting and Training unit is responsible for the product development, marketing and sales of BNAC's sexual harassment prevention, diversity and employment law courseware and consulting services. Approximately 60 titles, many of which are major award winners, provide the product backbone of this division. Of these proprietary sources, seven have achieved sales of more than $1 million and four have achieved sales of more than $4 million.

         In contrast to most of the human resources and management video market, our human resources, diversity and employment law titles are licensed to customers on a per head basis. We believe this pricing model has increased orders from customers and revenues per title. In addition, we believe this pricing model is largely responsible for increasing the revenues per salesperson in this unit, which over the past five years have averaged over $400,000 per year as compared to an industry average of approximately $275,000 per year.

         Virtually all of the courseware titles offered by this unit are exclusive to us and are not available to agents or sub-distributors in the U.S. market. Since 1994, BNAC has released 20 human resource programs (46 modules). We believe the courses offered by this unit are superior to most offered by our competitors, and many of these courses have won major industry awards, including the following:

     o DIVERSE COMMUNICATIONS: INVESTING IN RELATIONSHIPS, Top 10 Training Products of 1999, HUMAN RESOURCE EXECUTIVE MAGAZINE; CINE Golden Eagle Award, 1999

     o JACK CADE'S NIGHTMARE III: CAUGHT IN THE CROSSFIRE (INTRODUCTORY GUIDE TO PERFORMANCE MANAGEMENT), CINDY Silver Award, 1999

     o RESPECT VS. HARASSMENT, Top 10 Training Products of 1998, HUMAN RESOURCE EXECUTIVE MAGAZINE

     o SEXUAL HARASSMENT PLAIN AND SIMPLE, INTERCOM International Film and Video Festival Gold Plaque Award, 1995

     o    BRAINWAVES, Chicago International Film Festival, Intercom, 1995

     o THE COST OF INTOLERANCE, Chicago International Film Festival, Intercom, 1994

     o    A WINNING BALANCE,  Telly Award, 1994; CINE, Golden Eagle Award,
          1993

         The HR C&T unit provides  comprehensive  consulting services for larger
         organizations  that  are  seeking  turnkey  solutions,   including  the
         following:

     o EXECUTIVE CONSULTING: Meeting with top-level managers, our consultants discuss organizational challenges and clearly define needs based on the business case. This lays the groundwork for enterprise-wide solutions in all EEOC subject areas with the commitment of top management.

     o TRAINING AUDITS: Our consultants develop and conduct surveys and focus groups to determine the types of training experiences that will maximize organizational benefits.

     o STRATEGY PLANNING/NEEDS ANALYSIS: Our consultants provide thorough assessments regarding organization focus, issues and culture and develop unique plans that address specific strategic, operational and budgetary concerns. Our assessment tools help organizations differentiate training needs from organizational issues.

     o CUSTOM PROGRAM DEVELOPMENT: We provide customization services that increase the relevance of training and help insure training success. Custom programs can range from materials and exercises developed to address customer's workplace specifics to videos shot on location using an organization's own employees.

     o ON-SITE IMPLEMENTATION/PILOT SESSIONS: We conduct high-impact, respectful and organizationally-challenging seminars at customer locations. Each facilitator conducts participative programs/workshops in an atmosphere that is sensitive to individual differences. Pilot sessions allow customers to test program content, focus and credibility.

     o AWARD-WINNING TRAINING PROGRAMS/RESOURCES: A key part of most consulting engagements is our proprietary, award-winning courseware resources that are licensed to customers for enterprise-wide utilization. The availability of this courseware is one of our principal competitive advantages in the marketplace.

     o TRAIN-THE-TRAINER WORKSHOPS: Our consultants coach corporate trainers, assist in developing techniques for delivering the programs and offer advice on methods to overcome resistance to sensitive topics. Train-the-trainer services include instructor certifications.

     o EVALUATION AND ANALYSIS: We create and build evaluation and analysis measurements into our training programs. Measurements are based on feedback from training participants and longer-term attitudinal surveys.

We are in the process of expanding the scope of our consulting services to include other categories of consulting and training, including leadership, management and communications skills and the skills of negotiation.

         SAFE EXPECTATIONS INTERNATIONAL (SEI). The Safe Expectations International unit, which we acquired as part of the BNAC acquisition, has over 100 high quality courses targeted at the needs of both large and small organizations. Driven largely by the large and complex regulatory environment underlying the Federal Occupational Safety and Health Act (OSHA), the safety training market is relatively large and very competitive. We are seeking to aggressively grow this unit through third-party partnerships or strategic alliances and through acquisitions. As a result, many of the courses offered by this unit have been produced by third parties and are offered by us on a non-exclusive basis under royalty arrangements.

         Since 1994, BNAC has released 27 safety programs (66 modules), of which 24 are available on CD-ROM and will be re-released as part of our e-learning initiative. Our most recent release, SAFETY LOTTO, uses a humorous game show format to point out the hazards created by mental lapses on and off the job.

         MANAGEMENT DEVELOPMENT RESOURCES (MDR). The Management Development Resources unit, which commenced operations in January 1999 in connection with our acquisition of the operating assets of WingsNet, Inc., has over 300 titles that provide high quality proprietary and distributed video-based training and development content for executive and management development. Many of the titles offered by this unit feature well-known business authors, consultants, educators and thought leaders, including Tom Peters, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis, John Kotter and Morris Massey. A typical video sells for approximately $600.

         The MDR unit sells our products primarily through our own direct telemarketing sales force, as well as through a distributor network of over 100 additional telemarketers. More recent distribution initiatives include the development of WWW.TRAINERSGOLD.COM, an Internet catalog that offers a preview of selected videos we offer.

         In March 2000, the MDR unit released a new videotape based on ONE MINUTE MANAGER, the best-selling book by Ken Blanchard that has sold over 10 million copies since its release 18 years ago. Revenues from the videotape, THE STORY OF A NEW ONE MINUTE MANAGER, exceeded $75,000 for the first year of its release, and we expect this title to be a training industry best seller.

E-LEARNING INITIATIVE

         We have examined dozens of programs designed for e-learning. Most to date are what are derisively called "page turners"... uninteresting programs with heavy reading requirements, little interactivity and poor use of the Internet's graphical interface. In general, they are text-based workbooks that have been ported to the Internet. The result is low cost delivery, but virtually ineffective learning methodology. Students rarely finish the courses, finding the materials boring and the presentation tiring.

         Our e-learning strategy is video-centric. Studies have shown that compelling content is critical in capturing and holding the attention of the computer learner. Our objective is not just to sign up learners, but to provide an interesting and engaging video based learning experience that encourages successful completion of course materials with a high level of retention. This will be particularly true as the workforce fills up with a younger generation reared on television, VCRs, DVDs, videos and computer games.

         E-LEARNING RESOURCES. Our e-learning courseware will come from three sources:

------------------------ ---------------------- ------------------- ------------------------ -------------------------
        SOURCES                 PROCESS                COST               ADVANTAGES              DISADVANTAGES
------------------------ ---------------------- ------------------- ------------------------ -------------------------
------------------------ ---------------------- ------------------- ------------------------ -------------------------
E-Purposing              Partnering with        Out of pocket       Speed to market,         Double royalties,
                         existing producers     costs plus          lowest risk, dealing     possible market
                         to convert existing    override            with best sellers.       saturation with some
                         best sellers for       royalties.                                   companies already using
                         e-learning delivery.                                                the video version.
                         Full conversions
                         with assessments,
                         pre-test, post-test,
                         learning management
                         system, etc.
------------------------ ---------------------- ------------------- ------------------------ -------------------------
------------------------ ---------------------- ------------------- ------------------------ -------------------------
New Production           Independent            Out of pocket       Product will be          Time consuming.  High
                         producers retained     plus single         uniquely created for     front end costs.
                         by us will create      royalties.          the market. New titles   Riskier.
                         new multi-platform                         usually sell well.
                         courses (see below).                       More creative freedom.
------------------------ ---------------------- ------------------- ------------------------ -------------------------
------------------------ ---------------------- ------------------- ------------------------ -------------------------
Acquisition of           Aggregate content      Lowest cost.        Speed to market. Fill    Usually non-exclusive
Existing Titles          from producers         Often royalties     in gaps in product       deals. Dilutes the idea
                         willing to use         only (variable      line.                    of single source for
                         distributors.          cost).                                       proprietary products.
------------------------ ---------------------- ------------------- ------------------------ -------------------------

         Our first e-learning course will be a repurposing of training video best-seller RESPECT VS. HARASSMENT. The re-purposing of this video was performed by the instructional design department of a major oil company under a $60,000 licensing agreement that permits us to distribute the finished e-learning course on a royalty-free basis. Release of this e-learning course is currently planned for the second quarter 2001. We have also recently acquired non-exclusive distribution rights to two new titles on harassment prevention and diversity from one of our video producers, and have licensed 27 safety titles in e-learning format from Systran, Inc., a Texas developer of electronic programs.

         PRODUCTION METHODOLOGY. Although we will start with e-purposing existing successful programs, we also intend to develop new programs. In order to minimize risk and maximize revenues, production of all new courses will be completed for as many delivery platforms as possible. Because of the complexity of e-learning, new courses will be scripted and produced for the Internet first, and then reformatted for DVD, CD-ROM and videotape. All new programming will be completed with the following modalities in mind:

     o INDIVIDUAL, SELF-PACED LEARNING: This is the basic learning mode for which we will design our e-learning courseware. It is assumed the personal computer will be the instrument of choice for most e-learning customers. As a result, all images initially will be based on 14" Monitor screen size. Likewise, DVD and CD-ROM versions will focus on this mode.

     o GROUP INSTRUCTION: Derivative videotapes will be designed for use in classroom settings, usually with a facilitator in charge.

     o EPSS (ELECTRONIC PERFORMANCE SUPPORT SYSTEMS). These are job aids or problem solvers as compared to traditional full-length training productions. With over 500 videotapes and our new production capabilities, we believe we are well positioned to develop a family of digital problem solvers utilizing footage and/or scripts from existing courseware.

         The delivery of e-learning courses can be handled via three major alternatives - all using standard web-browsers:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     SYSTEM ALTERNATIVES              SERVER LOCATION                ADVANTAGES                  DISADVANTAGES
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Internet                        Generic service hosted by    Customer up and running      Customers have band width
                                McLeodUSA.                   quickly. No administrative   firewall/security
                                                             overhead. No need to         concerns.
                                                             integrate into existing
                                                             infrastructure.  We update
                                                             and maintain.
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Intranet                        On customer premises.        Easiest for customers to     Slow implementation.
                                                             customize and add their      Requires full cooperation
                                                             own courses.                 of customer IT department.
                                                                                          Upgrades are more complex.
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Extranet                        Customized system hosted     Customer branded. Ease of    Firewall issue.
                                by McLeodUSA.                adding their own courses.
------------------------------- ---------------------------- ---------------------------- ----------------------------

         We expect that courseware selection, design and the executive producer role for our initial e-learning products will be the responsibility of Dr. Paul Selden, our Chief Technology Officer.

         We expect to own the copyright or exclusive distribution rights to all new e-learning courseware we produce.

CUSTOMERS

         We sell or license our corporate learning courseware to Fortune 1000 companies and other major U.S. and international organizations in a wide variety of industries, including manufacturing, technology, telecommunications, retail, utilities and financial services, as well as to governmental agencies. Our courseware and consulting services are also marketed through our direct sales force to over 30,000 organizations worldwide (including multiple individual customers/departments in many companies), which include over 90% of the Fortune 1000 companies. No customer accounted for more than 10% of our revenues in fiscal year 1999 or 2000. Of particular importance in our e-learning strategy will be the large customers of the HR Consulting & Training unit that are accustomed to working with us on major contracts for enterprise solutions.

         Our customers include the following companies or organizations or their affiliates:

    AT&T                       Hertz Corporation       Philip Morris
    Bayer Corporation          Hughes Aircraft         Prudential Insurance Co.
    Brooklyn Union Gas         Ingram Micro            Square D Corporation
    Dean Witter Reynolds       ITT                     US Postal Service
    Department of Defense      Merrill Lynch           Virginia Power
    Georgia Power              Mobil Oil               Westchester Co. Medical
    General Dynamics           Pathmark Stores           Center

SALES AND MARKETING

         We sell our products and consulting  services  through our direct sales
force.   As  of  March  15,  2001,  our  direct  sales  force  consisted  of  17 professionals, all of whom were organized by operating unit.

         Our sales professionals typically target their sales efforts at human resources, training executives or other senior executives within the education and/or compliance department of our potential customer. When a prospective customer is interested in purchasing one or more titles within our extensive course offerings, we will generally provide previews of such titles for the customer's consideration, submit a comprehensive proposal for both training resources and consulting services and, in certain cases involving potentially larger customers, visit the customer for high-level presentations. Our consultants often participate in the selling process. While our consultants are typically independent contractors, their consulting services are generally exclusive to us. The sales professionals of our four operating units operate independently. However, we recently implemented a referral system for our salespeople that rewards a salesperson from one unit for a sale made by another unit on the basis of such salesperson's referral.

         To support our direct sales organization, we have devoted significant resources to building strong marketing support. Our principal marketing objectives are to generate sales leads and increase the market's awareness and accurate perception of us and our products and consulting services. These efforts are focused on industry advertising, public relations, trade shows, direct mailings and participation in major industry seminars.

         The Internet is an important part of our marketing strategy. We have initially developed the following corporate websites:

     o LEARNCOM.COM - our corporate homepage which includes press releases, officer biographies and hot links to our business unit sites;

     o LEARNCOMHR.COM - our HR C&T unit site listing our courses and consulting services;

     o SAFEEXPECTATIONS.COM - our safety business unit site listing our courses, and providing e-learning demonstrations and pilot e-learning sites for customers;

     o TRAINERSGOLD.COM - the website of our MDR unit listing top video and CD-ROM sellers in a broad range of soft skills categories; and

     o VIDEOLRN.COM - our largest e-commerce site operated by our new VLS unit acquired in January 2001.

         The TRAINERSGOLD.COM website is designed to use technology to simplify the selection, previewing and purchasing process for our full line of over 500 training videotapes. When this site is fully operational, full, free previews of each video title will be available online at 56k. Previews can be viewed by prospective customers in the office or at home without the typical two-way shipping of VHS cassettes. Secure online ordering will complete the process in minutes rather than hours. For users wanting the human touch, our toll-free 800 number will be provided on all screens. Online chats and threaded discussions are also planned for the site to create a sense of community among professionals utilizing corporate videos for training.

         As bandwidth increases, we plan to migrate trainersgold.com into an e-learning site featuring proprietary titles from each of our operating divisions, as well as third party content of exceptional value.

COMPETITION

         The market for business education and training solutions is highly competitive, constantly evolving and subject to rapidly emerging technologies. The market is highly fragmented with no single competitor accounting for a dominant market share. We compete with providers of traditional classroom instruction, publishing companies and other vendors of textbooks, videotapes, application software and other traditional courseware, training consultants and internal educational and technological personnel of our potential customers. Most recently, we began experiencing significant increased competition from new companies entering the e-learning market and education platform providers. We expect the e-learning market to become increasingly competitive due to the low barriers to entry. Increased competition may also develop as a result of consolidation within the industry.

         We believe the principal competitive factors affecting our marketplace are the depth, breadth and variety of content, the ability to offer complete learning solutions, an installed customer base, the size and experience of the sales force offering the courseware, training or consulting, product quality, adaptability and flexibility of the training products offered, price and corporate reputation. Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors, particularly those with greater financial, technical, sales, marketing, support and other resources or greater name recognition than us. We believe our long-term success will depend on our ability to implement and expand our e-learning offerings and to produce and distribute the most extensive and educationally-rich e-learning products in the marketplace. However, the markets for our products are still rapidly evolving, and there can be no assurance that we will be able to compete successfully against current or potential competitors.

         A number of public and private companies currently offer competitive products in our target markets. We believe the primary competitors of our proposed e-learning "soft skill" products will be SmartForce, PLC; NETg, Inc.; and SkillSoft Corporation. Competition for the large consulting contracts sought by our HR C&T unit is vigorous, although we believe the quality of our consulting services and of our related proprietary library of customizable video-supported courseware provides a significant strategic advantage. The most significant additional competitors for our HR C&T unit include J. Howard & Associates (a subsidiary of Provant), Patricia Pope & Associates and Prism Corp. We believe our SEI unit generally competes with a number of larger companies, including Coastal Communications, Summit Training Services, Inc., Comprehensive Loss Management, Inc. and Marcom, Inc. Our MDR unit operates in the most competitive end of the "soft skills" training market. This unit competes with a large number of distributors that generally sell the same management training titles to a shrinking customer base of corporations and organizations that seek videos as a management training aid.

INTELLECTUAL PROPERTY

         We rely on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. We have copyright rights for our proprietary courseware and license certain courseware for which the copyrights are owned by others. Much of our human resource courseware is licensed, rather than sold, and we require our customers to enter into license agreements that impose restrictions on their ability to utilize the courseware. We attempt to protect our trade secrets and other proprietary information through a number of means, including agreements with suppliers, nondisclosure agreements with employees and consultants and other security measures.

         We intend to rely on outside vendors for technology that will be incorporated into our e-learning courseware products.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our courseware products exists, courseware piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar courseware or e-learning technology, duplicate our products or design around our proprietary intellectual property.

EMPLOYEES

         As of March 15, 2001, we had 34 full-time employees and three part-time employees, of whom 17 were engaged in marketing and sales, nine in management, administration and finance, two in consulting services and two in warehousing and shipping. None of these employees is covered by any collective bargaining agreements, and to date, we have not experienced a work stoppage. We believe our relationship with our employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal administrative, sales, marketing and warehouse facilities occupy approximately 11,000 square feet of office and warehouse space in Bensenville, Illinois, a suburb of Chicago, under a lease that expires in March 2002. The annual rental on this facility is approximately $66,000 (excluding operating expenses, insurance, property taxes and assessments). We also lease sales offices for our HR C&T unit in Silver Spring, Maryland (approximately 3,500 square feet), under a lease that expires in December 2004, for our SEI unit in Gaithersburg, Maryland (approximately 1,000 square feet), under a lease that expires in October 2002 and for our VLS unit in Bryn Mawr, Pennsylvania (approximately 4,000 square feet), under a lease that expires in December 2005. The annual rental on these facilities are approximately $72,000, $15,000 and $48,000, respectively (excluding operating expenses, insurance, property taxes and assessments). We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.


ITEM 3.           LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock has been listed on the OTC Bulletin Board under the symbol "LRCM" since May 19, 2000, as a result of the Reverse Acquisition (see description of Reverse Acquisition in Part I Item 1). Prior to May 19, 2000, our common stock was listed on the OTC Bulletin Board under the symbol "SMKY". However, prior to May 18, 2000, no market activity in our common stock had occurred.

         The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal year 2000. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

               FISCAL 2000                         HIGH               LOW
               -----------                         ----               ---

        Quarter ended June 30                      $.1900           $.0300
        Quarter ended September 29                 $.0625           $.0156
        Quarter ended December 29                  $.0300           $.0100

         As of March 15, 2001, there were 796,666,667 shares of our common stock outstanding held by approximately 74 shareholders of record. At such date, 249,975,000 shares of our common stock were free trading and the balance were "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.

         We do not currently pay dividends on our common stock. It is the intention of our board of directors not to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         Since October 1, 2000, we have issued the following unregistered securities:

1. On December 1, 2000, we issued warrants to purchase an aggregate of 15,000,000 shares our common stock at a purchase price of $.0132 per share, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, in consideration of personal guarantees of certain of our senior debt.

2. On December 1, 2000, we issued warrants to purchase 15,000,000 shares of our common stock at a purchase price of $.0132 per share, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, and received a $1,000,000 bridge loan.

3. On January 11, 2001, we issued 9,375,000 shares of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and received the sum of $125,000 for such sale.

4. On January 24, 2001, we issued 26,666,666 shares of our common stock as part of the purchase price for our acquisition of VLSI, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth below.

         During the period from our formation on March 28, 1986 to May 19, 2000, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On May 19, 2000, the date of the Reverse Acquisition, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of LC-Illinois. For financial reporting purposes, LC-Illinois was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to May 19, 2000 are those of LC-Illinois.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

         The following table sets forth our net sales by operating unit for the years ended December 31, 1999 and 2000.

                                        2000                         1999
                               ----------------------     ----------------------
         MDR Unit                      $1,007,178                  $1,194,713
         SEI Unit(1)                      917,113                     216,733
         HR C&T Unit(1)                 2,446,696                     879,858
                                     ------------                   ---------

         Net sales                     $4,370,987                  $2,291,304
                                        =========                   =========

--------
(1) Represents nets sales for a unit of BNA Communications, Inc., a wholly owned subsidiary of LC-Illinois.

         Net sales for the year ended December 31, 2000 were $4,370,987, an increase of $2,079,683 over net sales of $2,291,304 for the year ended December 31, 1999. The year-to-year increase was primarily attributable to the receipt of revenues of BNAC (HR C&T and SEI) for 12 months in the year 2000 as compared to only four months in the year 1999. Net sales decreased by $187,000 in the MDR unit for the year ended December 31, 2000 in comparison to the year ended December 31, 1999.

         Cost of sales for the year ended December 31, 2000 were $1,845,086, or 42% of net sales, compared to $746,752, or 33% of net sales, for the year ended December 31, 1999. The higher cost of sales for the year ended December 31, 2000 was attributable, in part, to increased consulting sales in fiscal 2000, which historically have a higher cost of sales, increased amortization of our publishing rights and masters, and a higher percentage of sales of third party distributed titles as compared to Company-produced titles.

         Selling and marketing expenses for the year ended December 31, 2000 were $1,211,564, or 28% of net sales, compared to $590,377, or 26% of net sales, for the year ended December 31, 1999. At the time of the BNAC purchase in August 1999, we employed only two salespeople in our HR C&T unit. During fiscal 2000, we added four additional salespeople plus associated costs in our HR C&T unit, which resulted in significantly increased direct sales expense.

         General and administrative expenses for the year ended December 31, 2000 were $2,116,042, or 49% of net sales, compared to $932,601, or 41% of net sales, for the year ended December 31, 1999. Our general and administrative expenses increased in fiscal 2000 as we ramped up to handle a three office business as compared to a one office business. In addition, the legal and accounting costs associated with the reverse merger in fiscal 2000 and our subsequent public filing requirements were approximately $250,000 compared to approximately $56,000 for the year ended December 31, 1999. Computer costs, telecommunication costs and associated equipment leases were approximately $300,000 for fiscal 2000 compared to $125,000 in fiscal 1999.

         As a result of the above, we incurred an operating loss of $801,705 for the year ended December 31, 2000 compared to operating income of $21,574 for the year ended December 31, 1999, a decrease in operating income of $823,279.

         Interest expense for the year ended December 31, 2000 was $197,193, or 5% of net sales, compared to $121,446, or 5% of net sales, for the year ended December 31, 1999. The increase in interest cost was associated with financing for the acquisition of BNAC and increases in our term loan and working capital line of credit.

         For both periods presented, there were no taxes on income because of the pretax loss generated. The notes to our audited financial statements include detailed information on our net operating loss carryforwards and an analysis of our deferred tax benefits. The minimum annual taxable income necessary to realize our net operating loss carryforwards before they expire is $457,275.

         During the second half of fiscal 2000 our sales slowed from their stronger pace of the first six months, due primarily to the following factors:

     1. We believe all our units were affected by the general slowdown in the U.S. economy as many purchase decisions by our customers were postponed. Our products tend to be discretionary, and we believe purchase postponements during economic slowdowns are to be expected.

     2. Our HR C&T unit lost some of its momentum as no major contracts were closed during the second half of the year. In addition, our new hires in the sales department had slower learning curves than expected. We also had difficulty in shifting product orientation to a more full product line mentality.

          For the full year 2000, revenues of the HR C&T business unit were $2,446,696. Average monthly revenues for the HR C&T unit during the first six months of 2000 were approximately $211,000 as compared to average monthly revenues of approximately $187,000 during the second six months. Despite the slowing sales of major purchases during the second six months of fiscal 2000, our day-to-day sales of courseware were less affected.

     3. Like most of our competitors in the safety training marketing, our SEI unit is transitioning from video-based training to e-learning. While many safety training directors believe that e-learning, with its relatively low cost, flexibility and measurability, is the future solution to their training needs, the challenges of technology and infrastructure are creating longer sales cycles. As a result, our SEI unit was adversely impacted by an industry-wide perception that e-learning was the primary solution to safety training needs, which resulted in a "make do" attitude among many customers relative to video purchases. While we believe our 27-title e-learning library can fill most e-learning demand, e-learning sales are more difficult and slower to close because customers need the infrastructure to deliver video-based e-learning courses internally and a learning management system to register learners and record their course completion. Many customers had neither element in place.

          For the full year 2000, our SEI unit's net sales were $917,000. Net sales during the first half of the year averaged approximately $88,000 per month and averaged approximately $64,000 per month during the second half. We expect the pace of SEI's net sales to accelerate during fiscal 2001 as an increasing number of customers overcome their technology and infrastructure limitations.

     4. Our MDR unit's net sales for fiscal 2000 were $1,007,178. We believe customer indecision over the use of video-based training products rather than products offered in e-learning formats, created a soft market for our video-based library.

         Given the decreased revenues in our HR C&T and SEI units, management implemented a cost reduction strategy in the third and fourth quarters of fiscal 2000 to lower our break-even point to levels that more closely match revenues with expenses. We reduced our workforce by 16 employees since October 1, 2000, from 50 employees to 34 employees (including VLS), to eliminate many of the inefficiencies and redundancies that often occur as a result of acquisitions. We believe our more streamlined workforce and management team will bring us closer to positive cash operations and is appropriate given our strategy of acquiring "content" assets at attractive multiples using our common stock as a major component of the purchase price.

         During the second half of fiscal 2000, we also changed our business model to an "open" sales model, which added additional sales power behind our courseware. Prior to this change, the salepeople in the HR C&T unit only sold that unit's products. We also decided that the consulting and training services should be marketed using this model. We expect this strategy to boost revenues during fiscal 2001.

     Our acquisition of VLS in January 2001 is expected to provide the following benefits in fiscal 2001:

     o A large product line to help satisfy customers' needs across a broad spectrum of training subjects.

     o A well-trained sales staff of nine telemarketers that will complement our existing sales team.

     o    An excellent management staff.

     o    A customer base in excess of 35,000.

As a result of our new "open" sales model, our VLS sales team will be selling the HR C&T courseware and consulting services, which should result in an increase of HR C&T product and services sales. VLS is also already engaged in sales of e-learning courses from third party producers. During fiscal 2001, 5% of our net sales are expected to be derived from the sale of e-learning courses.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements have been the funding of (i) acquisitions, (ii) working capital, (iii) capital expenditures for fixed assets, publishing rights and masters and (iv) the conversion of products to electronic media. We have met our liquidity needs over the last two years primarily through equity offerings, long-term borrowings, a working capital line of credit and bridge loans.

         Net cash used by operating activities for the year ended December 31, 2000 was $159,148 and net cash provided by operating activities for the year ended December 31, 1999 was $249,318. The decrease of $408,466 in cash provided from operations from fiscal 1999 to fiscal 2000 was primarily due to the operating loss generated for the year ended December 31, 2000. In addition, we experienced a decrease in accounts receivable of $228,333 and an increase in accounts payable and accrued expenses of $411,706 from fiscal 1999 to fiscal 2000 due to the decline in our sales volume for the full 12-month period. The deficiency in operating cash flows is expected to be reduced by the implementation of the cost reduction strategies discussed above.

         Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $224,038 and $624,651, respectively. The decrease of $400,613 was primarily due to the net impact of $382,884 used for business acquisitions less $127,925 used for payments of publishing rights and masters in 2000. In addition, capital expenditures, which consisted primarily of expenditures for computer and telephone equipment, for the years ended December 31, 2000 and 1999 were $96,113 and $209,921, respectively.

         We estimate that our expenditures for computer equipment, software and website development will be approximately $200,000 in fiscal 2001. The acquisition of VLS in January 2001 required net cash of $533,000 and the acquisition of TrainSeek is expected to require net cash of $200,000. The cash for the two acquisitions will be financed in the short term by the $1,000,000 bridge loan facility we entered into with Doerge Capital Management (the "Bridge Lender") in December 2000 (the "Bridge Loan"), and in the long term through an anticipated private placement and through cash provided by these acquisitions.

         Our financing activities include equity offerings, new borrowings from our Bridge Lender (a significant shareholder and related party) and working capital lines of credit; and repayment of installment notes used principally to finance acquisitions. Our financing activities provided net cash of $409,514 and $454,500 for the years ended December 31, 2000 and 1999, respectively. The cash provided was primarily due to new borrowings from our Bridge Lender and a shareholder, and the working capital line of credit net of repayments on term loans. Since our inception, we have been funded by a term loan and a revolving line of credit provided by American National Bank ("ANB"). At December 31, 2000, the original $1,000,000 term loan had a remaining principal balance of $857,500 and the revolving line of credit had a principal balance of $450,000. The term loan and the revolving line of credit are personally guaranteed by three of our major shareholders. Additional shareholder loans from time to time have contributed to working capital or facilitated acquisitions. The ANB term loan and revolving line of credit are due on April 28, 2002. The Bridge Loan matures on June 1, 2001; however, the Bridge Lender (a significant shareholder and related party) has agreed that it will not call the Bridge Loan until we obtain alternative financing. To date, we have utilized approximately $600,000 of the $1,000,000 Bridge Loan.

         In April 2001, we executed a Payoff and Termination Agreement with the Bureau of National Affairs that reduced our debt obligation to the Bureau of National Affairs by approximately $1 million to $125,000. The obligation resulted from our acquisition of BNAC from the Bureau of National Affairs in August 1999. This settlement decreased the purchase price of the acquisition to approximately $1.5 million and decreased the purchase consideration payable from its balance of $1,150,000 at December 31, 1999 to $125,000 at December 31, 2000.

         Cash and cash equivalents at December 31, 2000 were $105,495, an increase of $26,328 from $79,167 at December 31, 1999.

         The Company's capital requirements depend on many factors, including the level and timing of revenue, new product development and the expansion of sales and marketing. However, the Company is limited to its current cash, cash equivalents and short term investment balances and available unused lines of credit for funding such internal growth and development, unless the Company is able in the future to raise significant additional funds. To fund working capital and provide for future growth, management is currently seeking to raise additional capital through a private financing. The inability of the Company to raise additional funds when needed will have a material adverse effect on its business, operating results and financial condition. There can be no assurance that the Company will be able to raise any such financing. Under present circumstances, the Company's existing cash and cash equivalents, short term investments and unused lines of credit will be sufficient to meet the Company's currently anticipated operating and working capital and software development requirements for the next 12 months.


ITEM 7.           FINANCIAL STATEMENTS.

         The Report of Independent Auditors and our audited consolidated financial statements appear immediately following the signature page.

                                                                    Form 10-KSB
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                 Page Numbers

Report of Independent Auditors....................................       F-2

Consolidated Balance Sheets.......................................       F-3

Consolidated Statements of Operations ............................       F-5

Consolidated Statements of Shareholders' Equity...................       F-6

Consolidated Statements of Cash Flows.............................       F-7

Notes to Consolidated Financial Statements........................       F-8




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to each of our officers or directors as of March 15, 2001:

              NAME                   AGE                              POSITION
              ----                   ---                              --------
Denis Armand Mola..............      53    Chairman of the Board
Lloyd W. Singer................      70    Chief Executive Officer, President and Director
Dr. Paul Selden................      52    Chief Operating Officer, Chief Technology Officer
Robert R. Redwitz..............      54    Chief Financial Officer and Director
Homer H. Hewitt III............      74    President of VLS Subsidiary

         DENIS ARMAND MOLA. Mr. Mola was a co-founder and Chairman of the Board of LC-Illinois, and became our Chairman of the Board in connection with the Reverse Acquisition. Since 1976, Mr. Mola has been a Managing Director of The Armand Group, an investment banking firm with offices in Chicago, Brussels, Belgium and New York City, of which Mr. Mola was the founder. Mr. Mola has a B.A. in Economics from St. John's University and an M.B.A. in Finance from Fordham University.

         LLOYD W. SINGER. Mr. Singer was a co-founder and the Chief Executive Officer and President of LC-Illinois, and became our Chief Executive Officer, President and Director in connection with the Reorganization. Prior to founding LC-Illinois in September 1998, Mr. Singer was from January 1997 to December 1998, Chief Operating Officer of WingsNet, Inc., a producer/ distributor of video-based training programs that filed an assignment for the benefit of creditors under the laws of the State of Illinois in November 1998. From 1994 to December 1996, Mr. Singer was the founder and Chief Executive Officer of Media Alliance, Ltd., a designer and distributor of CD-ROM database and learning products that was sold to WingsNet, Inc. in January 1997. Mr. Singer has over 40 years of experience in the electronics, training and publishing industries. Mr. Singer has a B.A. and a B.S. in Industrial Engineering from Columbia College and Columbia Engineering School, respectively. Mr. Singer is the father-in-law of Dr. Selden.

         DR. PAUL SELDEN. Dr. Selden was Chief Operating and Technology Officer of LC-Illinois, and became our Chief Operating and Technology Officer in connection with the Reorganization. Prior to founding LC-Illinois in September 1998, Dr. Selden was from January 1997 to December 1998, Chief Technology Officer of WingsNet, Inc., a producer/distributor of video-based training programs that filed an assignment for the benefit of creditors under the laws of the State of Illinois in November 1998. From 1994 to December 1996, Dr. Selden was the Chief Technology Officer of Media Alliance, Ltd., a designer and distributor of CD-ROM database and learning products that was sold to WingsNet, Inc. in January 1997. Dr. Selden has a B.A. from Yale University and a Ph.D. in Social Ethics from The University of Southern California. Dr. Selden is the son-in-law of Mr. Singer.

         ROBERT R. REDWITZ. Mr. Redwitz was the acting Chief Financial Officer and a director of LC-Illinois, and became our acting Chief Financial Officer and Director in connection with the Reorganization. Since 1995, Mr. Redwitz has been the founding and managing partner of Robert R. Redwitz & Co., certified public accountants and consultants, and since 1997, Mr. Redwitz has also been the founding member of The GDR Group, LLC, a company that specializes in computer systems design, software and hardware sourcing, and web page development. Mr. Redwitz was a founder and financial advisor to WingsNet, Inc., the assets of which were acquired by LC-Illinois in January 1999. Mr. Redwitz is a graduate of St. John's Seminary College with a B.A. in Philosophy and has a B.S. in Accounting from the University of Southern California in Los Angeles.

         HOMER H. HEWITT III. Mr. Hewitt became our President of the VLS unit in January 2001, upon our acquisition of VLS. Mr. Hewitt founded VLS in 1972 and has served as its President and Chief Executive Officer from its inception to January 2001. Mr. Hewitt is a graduate of Princeton University and Harvard Law School. Mr. Hewitt was one of the founding members of the Training Media Association, a professional organization of training providers that developed copyright protection policies and provided a forum to help its members improve their businesses.

ITEM 10. EXECUTIVE COMPENSATION.

         The table below sets forth the compensation earned for services rendered to us in all capacities for the past three fiscal years by our executive officers.

                           Annual Compensation                                         Long Term Compensation

                                                                               Awards                         Payouts

Name                Title          Year     Salary     Bonus  Other Annual   Restricted   Stock Underlying
                                                              Compensation   Stock         Options           LTIP       All Other
                                                                             Awarded        SARs             Payouts    Compensation

Lloyd W. Singer     President/CEO  2000     $60,000(1)   $0        $          -0-            -0-             -0-           -0-
                                   1999     $78,000      $0        $          -0-          28,761,624(2)     -0-           -0-

Dr. Paul Selden     COO/CTO        2000     $60,000      $0        $          -0-            -0-             -0-           -0-
                                   1999     $59,000      $0        $          -0-          11,140,132(3)     -0-           -0-

Robert R. Redwitz   CFO            2000     $60,000(4)   $0        $          -0-           6,116,551(5)     -0-           -0-

-----------------------------

(1) In March, 2001, we entered into a three-year employment agreement with Lloyd W. Singer whereby Mr. Singer is entitled to receive as a base salary $125,000 per year.

(2) Mr. Singer's options were granted on August 16, 1999, at an exercise price of $0.006867, and with an expiration date of August 16, 2004.

(3) Dr. Selden's options were granted on August 16, 1999, at an exercise price of $0.006867, and with an expiration date of August 16, 2009.

(4) We pay a retainer fee of $5,000 per month plus expenses to R. Redwitz & Co., an accounting and financial consulting firm of which Mr. Redwitz is the Managing Partner, for certain accounting and financial consulting services.

(5) Mr. Redwitz' options were granted on May 1, 2000, at an exercise price of $0.011771, and with an expiration date of May 1, 2010.

(6) In January 2001, we entered into a five-year employment agreement with Homer H. Hewitt III, whereby Mr. Hewitt is entitled to receive as a base salary $60,000 per year.

OPTION GRANTS DURING LAST FISCAL YEAR. In fiscal year 2000, we granted options to purchase up to an aggregate of 24,665,114 shares to employees, directors and consultants. All such options were granted at exercise prices that the Board of Directors believed to be equal to the fair market value of our common stock on the date of grant and have a term of ten years. Optionees may pay the exercise price by cash or certified check. Option shares generally vest over three years, with one-third of the option shares vesting on each of the first three anniversaries of the date of the option grant.

         The following table sets forth the Options/SARs granted to our officers and directors during the fiscal year ended December 31, 2000.

          Name                Number of Securities         % of Total Options/SARs      Exercise or      Expiration
                            Underlying Options/SARs         Granted to Employees         Base Price         Date
Robert Redwitz                     6,116,551                        24.8%                 .011771         5/1/2010

DIRECTORS' COMPENSATION

         Our directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. Directors generally are not paid any separate fees for serving as directors.

EMPLOYMENT AGREEMENTS

         In March 2001, we entered into a three-year employment agreement with Lloyd W. Singer for his continued employment in his current executive position with us. Under the terms of this agreement, Mr. Singer will receive a base salary of $125,000. Mr. Singer has agreed that during the term of his employment agreement and for a period of one year thereafter (in the event of termination of employment for other than "cause" or "good reason") or two years thereafter (in the event of termination of employment for "cause"), he will not, without our prior written consent, compete with us by engaging in any capacity in any business which is competitive with our business.

         In January 2001, we entered into a five-year employment agreement with Homer H. Hewitt III for his employment as the President of our VLS unit. Pursuant to the agreement, Mr. Hewitt will receive a base salary of $60,000 per year.

STOCK OPTION PLAN

         In May 2000, we adopted the LearnCom, Inc. 2000 Equity Incentive Plan (the "Option Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants, and to enable us to exchange outstanding employee options of LC-Illinois for our substantially identical options. We have reserved 102,000,000 shares of our common stock for issuance under the Option Plan. The Option Plan has a term of ten years. The Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. The Option Plan is administered by a Compensation Committee of the Board of Directors. The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of our common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of our common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of our common stock).

         Options granted under the Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

         The Option Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of our common stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Option Plan will be determined by the Board of Directors in its discretion at the time of the grant. SARs granted under the Option Plan may not be exercisable for more than a ten year period. SARs generally terminate one month after the grantee's termination of employment by us for any reason other than death, disability or retirement. Although the Board of Directors has the authority to grant SARs, it does not have any present plans to do so.

         Restricted stock awards, which are grants of shares of our common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the Option Plan. At this time, the Board of Directors has not granted, and does not have any plans to grant, restricted shares of common stock.

         As of March 15, 2001, options to purchase an aggregate of 84,281,813 shares of our common stock have been granted to our employees under the Option Plan. Of these options, five-year options to purchase an aggregate of 28,761,624 shares of our common stock at an exercise price of $.006867 have been granted under the Option Plan to one of our employees, ten-year options to purchase an aggregate of 29,355,075 shares of our common stock at an exercise price of $.006867 per share have been granted under the Option Plan to 15 of our employees, ten-year options to purchase an aggregate of 8,665,114 shares of our common stock at an exercise price of $.0011771 per share have been granted to four of our employees, ten-year options to purchase 14,500,000 shares of our common stock at an exercise price of $.013 per share have been granted to 14 of our employees and ten-year options to purchase 3,000,000 shares of our common stock at an exercise price of $.022 per share have been granted to five of our employees.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 15, 2001 certain information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the beneficial owner of more than five percent (5%) of the common stock, (b) each of our directors and executive officers and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. The percentage of beneficial ownership is based on 796,666,667 shares of common stock outstanding as of March 15, 2001.

                           Beneficial Ownership Table(1)
                Class                  Name and Address              Amount           % of Class

                Common         David Doerge                       269,904,850(2)        32.95%
                               Doerge Capital Management
                               30 S. Wacker Drive
                               Chicago, Illinois  60606

                Common         *Denis Armand Mola                 106,893,951(3)        13.29%
                               980 N. Michigan Avenue
                               Chicago, Illinois  60611

                Common         *Lloyd W. Singer                    85,056,829(4)        10.30%
                               3 Bristol Court
                               Lincolnshire, Illinois 60069

                Common         *Dr. Paul Selden                    39,429,180(5)         4.88%
                               1235 Maple Avenue
                               Evanston, Illinois  60602

                Common         *Robert R. Redwitz                  17,330,227(6)         2.17%
                               220 Technology Drive
                               Irvine, California  92618

                Common         *Homer H. Hewitt III                26,666,667            3.33%
                               Unit 15, Cricket Square
                               Ardmore, Pennsylvania 19003

                Common         Directors and executive            275,376,854(7)        32.55%
                               officers as a group (five)


--------------------------------
* Denotes an Executive Officer/Director.

1. For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days after the date hereof. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after the date of this Form 10-KSB is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

2. Includes 112,136,766 shares of our common stock owned of record by Doerge LearnCom LP, of which Mr. Doerge is a General Partner, 61,165,509 shares owned of record by Doerge WingsNet LP, of which Mr.

Doerge is a General Partner, warrants to purchase 15,000,000 shares of our common stock issued to Doerge Capital Collaterialized Bridge Fund L.P. and warrants to purchase 7,500,000 shares of our common stock issued to Mr. Doerge.

3. Includes 21,025,644 shares of our common stock owned of record by Armand Group, Inc., of which Mr. Mola is a General Partner, 15,291,377 shares owned of record by Armand Video Investors LP, of which Mr. Mola is a General Partner, and warrants to purchase 7,500,000 shares of our common stock issued to Mr. Mola.

4. Includes 28,761,624 shares of our common stock issuable upon the exercise of currently exercisable stock options.

5. Includes 11,140,132 shares of our common stock issuable upon the exercise of currently exercisable stock options.

6. Includes 15,291,377 shares of our common stock held by Lighthouse Investments, of which Mr. Redwitz is General Partner and 2,038,850 shares of our common stock issuable upon the exercise of currently exercisable stock options.

7. Includes 50,440,606 shares of our common stock issuable upon the exercise of currently exercisable stock options.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We have engaged The Armand Group, an investment banking firm of which Denis Armand Mola, our Chairman of the Board, is a Managing Director, to provide investment banking services and advice in connection with proposed acquisitions, proposed financings and other financial and strategic matters. Under the terms of the engagement, The Armand Group is paid a retainer of $5,000 per month, reimbursed for out-of-pocket expenses and paid commissions in amounts agreed upon from time to time for services rendered in connection with specific merger, acquisition or financing transactions. During the fiscal years ended December 31, 1999 and December 31, 2000, amounts paid by us to The Armand Group amounted to $152,000 and $50,000, respectively.

         We have engaged R. Redwitz & Co., an accounting and financial consulting firm of which Robert R. Redwitz, our acting Chief Financial Officer and director, is the Managing Partner, to provide us with certain accounting services. Under the terms of the engagement, R. Redwitz & Co. is paid a retainer of $5,000 per month and reimbursed for out-of-pocket expenses. During the fiscal years ended December 31, 1999 and December 31, 2000, amounts paid by us to R. Redwitz & Co. amounted to approximately $18,201 and $57,160, respectively.

         Doerge Capital Management, one of our largest shareholders, has assisted us with finding sources of financing and, in December 2000, provided us with a bridge loan in the amount of $1,000,000 in exchange for warrants to purchase 15,000,000 shares of our common stock. During the fiscal year ended
December 31, 2000, amounts paid by us to Doerge Capital Management for its services amounted to $80,711.

         As of December 1, 2000, we issued warrants to purchase 7,500,000 shares of our common stock to each of Denis Armand Mola, our Chairman, and David Doerge, a major shareholder, in consideration of their personally guaranteeing certain of our senior debt.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

    EXHIBIT NO.                                                DESCRIPTION
    -----------                                                -----------

3.1                  Articles of  Incorporation  dated August 17, 1998  (incorporated by reference to Exhibit 2.1 our
                     Form 10-SB12G filed with the Commission on February 8, 2000).

3.2                  Articles of Merger  dated  December  31, 1998  (incorporated  by reference to Exhibit 2.2 to our
                     Form 10-SB12G filed with the Commission on February 8, 2000).

3.3                  Certificate of Amendment to the Articles of  Incorporation  dated May 11, 2000  (incorporated by reference to Exhibit 3.1 to our Form 10-QSB filed with the Commission on May 15, 2000).

3.4                  Bylaws  (incorporated by reference to Exhibit 2.3 to our Form 10-SB12G filed with the Commission on February 8, 2000).

10.1                 Warrant dated as of December 1, 2000 issued to The Doerge  Capital  Collateralized  Bridge Fund,
                     L.P.

10.2                 Warrant dated as of December 1, 2000 issued to Denis Armand Mola.

10.3                 Warrant dated as of December 1, 2000 issued to David Doerge.

10.4                 Settlement Agreement dated as of December 6, 2000 among Tom Peters, Excel and LearnCom, Inc.

10.5                 Promissory Note dated January 24, 2001 to Homer Hewitt.

10.6                 Promissory Note dated January 24, 2001 to Homer Hewitt.

10.7                 Employment Agreement dated as of January 24, 2001 among LearnCom,  Inc.,  VideoLearning Systems,
                     Inc. and Homer H. Hewitt.


    EXHIBIT NO.                                                DESCRIPTION
    -----------                                                -----------

10.8                 Employment Agreement dated as of March 1, 2001 between LearnCom, Inc. and Lloyd W. Singer.

10.9                 LearnCom, Inc. 2000 Equity Incentive Plan.

10.10                Summary of Arrangement between LearnCom, Inc. and The Armand Group

10.11                Summary of Arrangement between LearnCom, Inc. and R. Redwitz & Co.

10.12                Payoff and Termination  Agreement dated April 10, 2001 between LearnCom,  Inc. and The Bureau of
                     National Affairs, Inc.

10.13                Loan  Agreement  dated as of  December  1,  2000  between  LearnCom,  Inc.  and  Doerge  Capital
                     Collateralized Bridge Fund, L.P.

10.14                Security  Agreement  dated as of December 1, 2000  between  LearnCom,  Inc.  and Doerge  Capital
                     Collateralized Bridge Fund, L.P.

10.15                Term Note dated December 1, 2000 to Doerge Capital Collateralized Bridge Fund, L.P.

10.16                Loan and Security  Agreement dated as of April 30, 2001 between LearnCom,  Inc.  (including each subsidiary) and American National Bank and Trust Company of Chicago.

10.17                Revolving  Note  dated as of April 30,  2001 to  American  National  Bank and Trust  Company  of
                     Chicago.

10.18                Security  Agreement  dated  as  of  April  30,  2001  between  LearnCom,  Inc.  (including  each subsidiary) and American National Bank and Trust Company of Chicago.

10.19                Term Note dated as of April 30, 2001 to American National Bank and Trust Company of Chicago.

21                   List of Subsidiaries


(b)      Reports on Form 8-K

         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal year 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized President and Chief Executive Officer on May 1, 2001.


                           LEARNCOM, INC.



                           By:  /S/ LLOYD W. SINGER
                                ------------------------------
                                   Name: Lloyd W. Singer
                                   Title:   President and Chief Executive
                                               Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities stated on the dates indicated.

              SIGNATURE                                          TITLE                                   DATE

/s/ Lloyd W. Singer                     President, Chief Executive Officer and Director           May 1, 2001
--------------------------------------  (Principal Executive Officer)
Lloyd W. Singer

/s/ Denis Armand Mola                   Chairman of the Board                                     May 1, 2001
--------------------------------------
Denis Armand Mola

/s/ Robert R. Redwitz                   Chief Financial Officer and Director                      May 1, 2001
--------------------------------------  (Principal Financial Officer)
Robert R. Redwitz

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          LearnCom, Inc. and Subsidiary
                 For the Years Ended December 31, 2000 and 1999






                                                                    Form 10-KSB
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               Page Numbers

Report of Independent Auditors ...................................       F-2

Consolidated Balance Sheets ......................................       F-3

Consolidated Statements of Operations ............................       F-5

Consolidated Statements of Shareholders' Equity ..................       F-6

Consolidated Statements of Cash Flows ............................       F-7

Notes to Consolidated Financial Statements .......................       F-8

                         Report of Independent Auditors


To the Board of Directors
LearnCom, Inc. and Subsidiary
Bensenville, Illinois


We have audited the accompanying consolidated balance sheets of LearnCom, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LearnCom, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



                                             /s/ ERNST & YOUNG LLP


Cleveland, Ohio
March 26, 2001, except for Note 13,
as to which the date is April 30, 2001

                          LearnCom, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                               DECEMBER 31
                                                            2000         1999
                                                         -----------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $  105,495   $   79,167
   Accounts receivable, net of allowance of
     $33,000 in 2000 and $54,000 in 1999                    425,410      653,743
   Inventory                                                359,027      404,152
   Prepaid expenses and other current assets                147,151       82,909
                                                         -----------------------
Total current assets                                      1,037,083    1,219,971

Furniture, fixtures and office equipment                    477,774      381,661
Less accumulated depreciation                               107,665       26,870
                                                         -----------------------
                                                            370,109      354,791
Other assets:
   Publishing rights and masters, net of amortization
     of $325,613 in 2000 and $123,225 in 1999             1,265,824    2,280,848
   Deferred financing costs, net                            191,667           --
   Other non-current assets                                  53,177       12,914
                                                         -----------------------
Total other assets                                        1,510,668    2,293,762








                                                         -----------------------
Total assets                                             $2,917,860   $3,868,524
                                                         =======================

                                                              DECEMBER 31
                                                          2000          1999
                                                      -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses-trade         $   890,095   $   548,392
  Accounts payable-related parties                         71,435         1,432
  Revolving line of credit                                450,000       375,000
  Note payable--employee                                  108,296            --
  Note payable--related party                              50,000        50,000
  Bridge loan payable--related party                      350,000            --
  Current portion of purchase consideration payable       125,000       275,000
  Current portion of note payable                         260,000     1,000,000
                                                      -----------   -----------
Total current liabilities                               2,304,826     2,249,824

Long-term liabilities:
  Note payable, net of current portion                    597,500            --
  Purchase consideration payable, net of
    current portion                                            --       875,000

Shareholders' equity:
  Common stock, $.001 par value, 2,000,000,000
     shares authorized, 757,500,000 and
     500,000,000 shares issued and outstanding
     at December 31, 2000 and 1999,
     respectively                                         757,500       500,000
  Additional paid in capital                              402,000       359,500
  Common stock subscribed                                 125,000            --
  Accumulated deficit                                  (1,268,966)     (115,800)
                                                      -----------   -----------
Total shareholders' equity                                 15,534       743,700
                                                      -----------   -----------
Total liabilities and shareholders' equity            $ 2,917,860   $ 3,868,524
                                                      ===========   ===========


SEE ACCOMPANYING NOTES

                          LearnCom, Inc. and Subsidiary

                      Consolidated Statements of Operations


                                                      YEAR ENDED DECEMBER 31
                                                      2000              1999
                                                -------------------------------

Product sales                                   $   3,479,725     $   2,192,186
Consulting service revenues                           891,262            99,118
                                                -------------------------------
                                                    4,370,987         2,291,304

Cost of sales and services                          1,845,086           746,752
                                                -------------------------------
Gross profit                                        2,525,901         1,544,552

Selling, marketing, general and
  administrative expenses                           3,327,606         1,522,978
                                                -------------------------------
Operating (loss) income                              (801,705)           21,574

Other expenses:
  Interest expense                                   (197,193)         (121,446)
  Other expense, net                                 (154,268)          (15,928)
                                                -------------------------------
Total other expenses                                 (351,461)         (137,374)
                                                -------------------------------

Net loss                                        $  (1,153,166)    $    (115,800)
                                                ===============================

Basic and diluted loss per share                           --                --
                                                ===============================

Weighted-average shares outstanding               671,667,666       347,086,000
                                                ===============================


SEE ACCOMPANYING NOTES.

                          LearnCom, Inc. and Subsidiary

                 Consolidated Statements of Shareholders' Equity


                                                                          ADDITIONAL
                                                                           PAID IN         COMMON
                                                               COMMON      CAPITAL          STOCK      ACCUMULATED
                                                SHARES         STOCK        AMOUNT       SUBSCRIBED      DEFICIT          TOTAL
                                           ----------------------------------------------------------------------------------------
Balance at May 24, 1998 (date of inception)
  Issuance of founders' stock                  270,629,342
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1998                   270,629,342   $      --    $      --    $       --     $         --    $         --
  Issuance of stock in exchange of notes
    payable to related parties                  84,102,575      84,103       15,897                                        100,000
  Issuance of stock for cash                   145,268,083     415,897      343,603                                        759,500
  Net loss                                                                                                (115,800)       (115,800)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1999                   500,000,000     500,000      359,500                       (115,800)        743,700
  Merger with Smoky Hill Services, Inc.
    accounted for as a recapitalization
    (NOTE 5)                                   257,500,000     257,500     (257,500)
    Issuance of warrants to related
    parties (NOTE 6)                                                        150,000                                        150,000
  Issuance of warrant in connection with
    bridge loan financing (NOTE 6)                                          150,000                             --         150,000
  Proceeds from subscription of 3,125,000
    shares of common stock                                                                125,000               --         125,000
  Net loss                                                                                              (1,153,166)     (1,153,166)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 2000                   757,500,000   $ 757,500    $ 402,000    $  125,000     $ (1,268,966)    $    15,534
                                           ========================================================================================


SEE ACCOMPANYING NOTES.

                          LearnCom, Inc. and Subsidiary

                            Statements of Cash Flows


                                                         YEAR ENDED DECEMBER 31
                                                            2000        1999
                                                        -----------------------
OPERATING ACTIVITIES
Net loss                                                $(1,153,166)  $(115,800)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation expense                                     80,795      26,780
    Amortization expense                                    294,097     142,849
    Stock compensation expense                              150,000          --
    Loss on disposal of equipment                                --       7,094
    Changes in operating assets and liabilities:
      Accounts receivable                                   228,333      25,310
      Inventory                                             (28,439)      8,007
      Prepaid expenses and other assets                    (142,474)    (23,523)
      Accounts payable and accrued expenses                 411,706     178,601
                                                        -----------------------
Total adjustments                                           994,018     188,395
                                                        -----------------------
Net cash (used in) provided by operating activities        (159,148)    249,318

INVESTING ACTIVITIES
Purchases of property and equipment                         (96,113)   (209,921)
Payments for publishing rights and masters                 (127,925)    (31,846)
Business acquisitions, net of cash acquired                      --    (382,884)
                                                        -----------------------
Net cash used in investing activities                      (224,038)   (624,651)

FINANCING ACTIVITIES
Issuance of common stock                                         --     759,500
Proceeds from subscription of common stock                  125,000          --
Proceeds from revolving line of credit                       75,000     375,000
Proceeds from bridge loan payable--related party            270,000          --
Proceeds from note payable--employee and related party      120,000     250,000
Principal payments on notes payable                        (168,782)   (300,000)
Principal payments on notes payable--employee and
  related party                                             (11,704)   (630,000)
                                                        -----------------------
Net cash provided by financing activities                   409,514     454,500
                                                        -----------------------

Net increase in cash and cash equivalents                    26,328      79,167
Cash and cash equivalents at beginning of period             79,167          --
                                                        -----------------------
Cash and cash equivalents at end of period              $   105,495   $  79,167
                                                        =======================

NONCASH ACTIVITIES
Issuance of bridge loan payable for deferred
  financing costs                                       $    80,000
Adjustment to purchase price of
  BNA Communications, Inc. and reduction of
  purchase consideration payable                        $   998,718


SEE ACCOMPANYING NOTES.

                          LearnCom, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

                               December 31, 2000


1.   ORGANIZATION AND NATURE OF BUSINESS

LearnCom, Inc. (LearnCom or the Company) was incorporated in Illinois in May 1998. From May 1998 until January 1999, the Company had no operations, and its only activity was to issue 270,629,342 shares of common stock to its founders with no value ascribed. In January 1999, the Company acquired the operating assets and liabilities of WingsNet, Inc., at which point the actual operations of the Company began. In August 1999, the Company acquired 100% of the common stock of BNA Communications, Inc. These acquisitions are further described in
Note 4.

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

Prior to the reverse acquisition with Smoky Hill Services, Inc. (the Registrant or Smoky Hill) in May 2000 (SEE NOTE 5--REVERSE ACQUISITION), LearnCom was a privately held corporation. Subsequent to the reverse acquisition, the former shareholders of LearnCom own 66% of the Registrant.

2.   BASIS OF PRESENTATION - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its formation due to efforts to define its market in an evolving human resource training industry, an aggressive acquisition strategy and the costs relative to going from a privately held company to a publicly traded entity through its reverse merger in May 2000. The Company also has negative working capital of approximately $1,268,000 and positive shareholders' equity of approximately $15,500 at December 31, 2000.

To meet immediate liquidity concerns, during 2001 the Company has extended its lending agreement with American National Bank until April 28, 2002 and has obtained a subscription for equity funding of $125,000 (SEE NOTE 13). In addition, agreements have been reached with related party lenders that no principal payments will be made until the Company's alternative financing is in place. Combining these actions with anticipated positive cash flow of $287,000 in 2001, the Company's current obligations can be met. To further strengthen the Company's financial position, the Company's investment banker, who is a significant shareholder, is attempting to raise a total of $5 million, consisting of $2 million of subordinated debt and $3 million in equity through a private placement. During April 2001, the Company has received oral communications from investors who intend to purchase $1.5 million of subordinated debt. Both the subordinated debt and the capital infusions are anticipated to be completely funded by the end of the third quarter 2001.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


2.   BASIS OF PRESENTATION - GOING CONCERN CONSIDERATIONS (CONTINUED)

To meet loan maturity requirements in 2002 and to further its acquisition strategy, the Company is in the process of negotiating a new senior bank debt facility in the amount of $6.0 million. This new senior bank debt in combination with the subordinated debt and capital stock infusions is expected to give the Company the capability to pursue its acquisition strategy.

3.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
BNA   Communications,   Inc.,  a  wholly  owned   subsidiary.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. Credit terms are consistent with the industry. Losses from credit sales are provided for in the financial statements and consistently have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company's long-term bank obligation has a variable rate and cost approximates fair value at December 31, 2000. The related party obligations do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $508,296 at December 31, 2000, with interest rates ranging from 12% to 16% and due dates between July 1, 2001 and December 31, 2001. The purchase consideration payable to the Bureau of National Affairs has been renegotiated (SEE NOTE 4).

INVENTORIES

Inventories consist of program tapes, blank tape stock, printed program materials, tape cases, and packaging materials and are stated at the lower of average cost or market.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE, FIXTURES AND OFFICE EQUIPMENT

Furniture, fixtures and office equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Major acquisitions and improvements are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of assets. The useful lives are seven years for furniture and fixtures, five years for office equipment and three years for computer equipment and software, including website development costs.

PUBLISHING RIGHTS AND MASTERS

Publishing rights and masters represents the exclusive rights to publish and distribute the Company's products. Publishing rights and masters consists primarily of acquired film libraries which are amortized using the income forecast method. Management periodically reviews the value of publishing rights and masters and adjusts such amount if a permanent decline in value has occurred relative to its unamortized value.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped, upon passage of title, or when services are rendered.

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2000 and 1999 was approximately $405,000 and $111,000, respectively.

INCOME TAXES

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between tax and financial reporting basis of assets and liabilities.

STOCK COMPENSATION

The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Under APB 25, compensation expense is recognized for all options granted at less than the fair market value of the Company's common shares on the date of grant.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the merger discussed in Notes 1 and 5. The Company has excluded all outstanding stock options from the calculation of diluted income (loss) per share because they would have an anti-dilutive effect. The total number of options and warrants exercisable at December 31, 2000 was 68,926,910.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain 1999 amounts have been reclassified to conform to the current year presentation.

4.   ACQUISITIONS

WINGSNET, INC.

On January 19, 1999, the Company purchased certain operating assets of WingsNet, Inc. for $530,000 in notes payable to related parties, $300,000 in a note payable to a bank and the assumption of approximately $243,900 of liabilities. WingsNet, Inc. produced and distributed video-based training programs and content for executive and management development courses and seminars.

BNA COMMUNICATIONS, INC.

On August 30, 1999, the Company purchased 100% of the outstanding common stock of BNA Communications, Inc. for $341,756 in cash, a note payable to bank amounting to $1,000,000 and purchase consideration payable to seller of $1,150,000. BNA Communications, Inc. was a wholly owned subsidiary of the Bureau of National Affairs (BNA) and performed human resources consulting and training services and safe expectation services. The human resources operations consisted of sexual harassment, diversity and employment law video-based courseware, and the safe expectation operations consisted of video-based courseware in the area of business and governmental safety and environmental health, primarily for regulatory compliance under the Federal Occupational Safety and Health Act. During the fourth quarter of 2000, the Company started negotiating a change in the terms and the amount of the purchase consideration payable with the former owner of BNA Communications, Inc (SEE NOTE 13-- SUBSEQUENT EVENTS).

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


4.   ACQUISITIONS (CONTINUED)

The acquisitions described above were accounted for as purchases. The consolidated statements of operations of the Company include the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

The pro forma unaudited consolidated results of operations for the year ended December 31, 1999 assuming the consummation of the acquisitions as of January 1, 1999 would have been as follows:

       Total revenue                                      $   4,311,304
       Net loss                                                (503,800)
       Basic and diluted net loss per share                          --


5.   REVERSE ACQUISITION

In May 2000, LearnCom entered into an Agreement and Plan of Reorganization with Smoky Hill Services, Inc. (Smoky Hill), a Nevada corporation incorporated in 1986, whereby Smoky Hill acquired 100% of the issued and outstanding stock of LearnCom in exchange for approximately 66% interest in its common stock. In contemplation of the merger Smoky Hill: 1) increased its authorized common shares from 50,000,000 to 2,000,000,000; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its stock, increasing its outstanding Common Stock from 2,060,000 shares to 257,500,000.

At the time of the transaction Smoky Hill was inactive, and Smoky Hill's assets and liabilities were nominal. Shortly before the merger, Smoky Hill changed its name to LearnCom, Inc. and is the legal successor. The transaction was accounted for as a reverse acquisition, which results in a recapitalization of the Company as it is deemed to be the acquiring entity for accounting purposes. Accordingly, the capital accounts, number of shares of common stock and loss per share have been retroactively restated to give effect to the recapitalization for all periods presented.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


6.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                               DECEMBER 31
                                                             2000        1999
                                                          ----------  ----------
     Note payable--employee, interest at 12% per annum,
      principal  and  accrued  interest  due in full on
      December 31, 2001                                   $  108,296  $       --

     Note payable--related  party,  interest at 12% per
      annum,  principal  and  accrued  interest  due on
      demand,    secured   by    inventory,    accounts
      receivable, equipment and general intangibles           50,000      50,000

     Note payable to  American  National  Bank,  due in
      monthly  installments of $10,000 plus interest at
      the  bank's  prime  rate  plus  1.25%  per  annum
      (10.75% at December 31, 2000).  Final payment due
      April 30, 2001.  Secured by  inventory,  accounts
      receivable, equipment and general intangibles          857,500   1,000,000

     Bridge loan  payable--related  party,  interest at
      16% per annum,  principal subordinate to the note
      payable to American  National Bank and secured by
      inventory,  accounts  receivable,  equipment  and
      general intangibles                                    350,000          --

     Purchase   consideration   payable  to  Bureau  of
      National Affairs                                       125,000   1,150,000
                                                          ----------  ----------
     Total                                                 1,490,796   2,200,000
     Less current portion                                    893,296   1,325,000
                                                          ----------  ----------
                                                          $  597,500  $  875,000
                                                          ==========  ==========

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


6.   LONG-TERM OBLIGATIONS (CONTINUED)

Cash payments of interest on these notes were approximately $102,000 and $52,000 for the years ended December 31, 2000 and 1999, respectively. Annual maturities of the note payable to American National Bank are: $260,000 in 2001 and $597,500 in 2002.

On April 30, 2001, the Company entered into a loan and security agreement with American National Bank extending the maturity of the Note Payable and Revolving Line of Credit to April 28, 2002 (SEE NOTE 7 AND NOTE 13). The classification of the Note Payable to American National Bank and the maturity schedule reflects the terms of the new loan and security agreement. Certain shareholders of the Company have guaranteed the amounts outstanding under American National Bank financing arrangements (SEE NOTE 7). The Company issued warrants to purchase 15,000,000 shares of common stock to these shareholders for signing the personal guarantees. The warrants were valued at $150,000, have an exercise price of $0.01, vested immediately and have a life of five years.

On December 1, 2000, the Company entered into a bridge loan agreement with a significant shareholder. The bridge loan allows the Company to borrow up to $1,000,000 and bears interest at a rate of 16% per annum. The amounts outstanding on the bridge loan plus accrued interest are due on or before July 1, 2001. In connection with the bridge loan, the Company granted warrants to purchase 15,000,000 shares of common stock resulting in approximately $150,000 of finance cost, using the Black Scholes method of valuation and the risk-free rate, dividend rate, volatility and weighted average expected life information discussed in Note 9. The warrants have an exercise price of $0.01 per share, vested immediately and have a life of five years.

The Company also incurred other finance costs from related parties amounting to $80,000. The deferred finance costs related to the bridge loan have been capitalized and are being amortized on a straight-line basis over the life of the loan. The total amortization recorded during 2000 was $38,333 and has been reported as interest expense.

7.   REVOLVING LINE OF CREDIT

The Company has a $500,000 line of credit from American National Bank secured by cash deposits, accounts receivable and other business assets. The available balance under the line was $50,000 and $125,000 at December 31, 2000 and 1999, respectively. Interest is payable monthly at the bank's prime rate plus 1% per annum (10.5% and 9.5% at December 31, 2000 and 1999, respectively). The outstanding principal and any accrued interest, as extended (SEE NOTE 6 AND 13), are due April 28, 2002. Interest paid for the years ended December 31, 2000 and 1999 was approximately $40,000 and $7,000, respectively.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


8.   LEASES

The Company leases office space and office equipment under operating leases due to expire at dates varying from April 2001 to August 2004. Rent expense totaled approximately $184,000 and $41,000 during 2000 and 1999, respectively. The following is a schedule of future minimum rental payments required under the above operating leases as of December 31, 2000:


       YEAR ENDED DECEMBER 31                            AMOUNT
       ------------------------------------------------------------

       2001                                          $    169,000
       2002                                               113,000
       2003                                                99,000
       2004                                               100,000
                                                   ----------------
                                                     $    481,000
                                                   ================

9.   STOCK OPTION PLAN

Under the Company's stock option plan, shares of common stock have been made available to grant at the discretion of the Board of Directors to officers, directors and key employees in the form of stock options, stock appreciation rights and restricted stock awards. Currently only stock options have been granted. The options have a maximum ten-year term and generally vest over a three-year period.

In connection with the reverse acquisition (SEE NOTE 5--REVERSE ACQUISITION), the options outstanding under the Company's plan were assumed by the LearnCom 2000 Employee Stock Option Plan (the "Option Plan"). LearnCom has reserved 102,000,000 shares of common stock for issuance under the Option Plan.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


9.   STOCK OPTION PLAN (CONTINUED)

The number of options and weighted-average exercise prices of options for the periods indicated are as follows (adjusted for the effect of the 125 for 1 split in May 2000 as part of the reverse acquisition):

                                                  NUMBER OF          EXERCISE
                                                   OPTIONS            PRICES
                                                 ---------------------------

     Options outstanding at January 1, 1999              --               --
     Granted                                     65,482,047           $0.007
     Exercised                                           --               --
     Cancelled                                           --               --
                                                 ---------------------------

     Options outstanding at December 31, 1999    65,482,047            0.007
     Granted                                     14,213,678            0.014
     Exercised                                           --               --
     Cancelled                                    9,913,912            0.008
                                                 ---------------------------
     Options outstanding at December 31, 2000    69,781,813            0.011

     Exercisable at December 31, 1999            19,236,310           $0.007
     Exercisable at December 31, 2000            38,926,910           $0.007

As of December 31, 2000 and 1999, the weighted average remaining contractual life of the options is 7.49 and 7.85 years, respectively. The fair value of all options is $0.01.

The Company has elected to follow APB 25 and its related interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123"), requires use of option valuation methods that were not developed for use in valuing employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information as of December 31, 2000 and 1999 indicates an increase in the net loss of approximately $85,000 and $20,000, and no change in basic and diluted loss per share.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


9.   STOCK OPTION PLAN (CONTINUED)

The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model. The Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 3 years for options granted in 1999 and 2000. The risk-free interest factor utilized was 6.0% and 6.5%, and the volatility factor of the expected market price of the Company's stock was 1.22 and 1.15 for 2000 and 1999, respectively.

10.  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                               DECEMBER 31
                                            2000         1999
                                         ---------     --------

     Accrued expenses                    $  69,125     $ 63,500
     Fixed assets                          (40,745)          --
     Net operating loss carryforwards      457,275       30,700
     Valuation allowance                  (485,655)     (94,200)
                                         ---------     --------
     Net deferred taxes                  $      --     $     --
                                         =========     ========

As  of  December  31,  2000,   the  Company  had  Federal  net  operating   loss
carryforwards of approximately $1,203,354, which will expire in fiscal years ending 2014 and 2020.

The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

                                                 DECEMBER 31
                                              2000        1999
                                              ----        ----

     Federal statutory tax rate                (34)%       (34)%
     State taxes, net of federal benefit        (4)         (4)
     Valuation allowance                        38          38
                                              ----        ----
     Net deferred taxes                          0%          0%
                                              ====        ====

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


11.  COMMITMENTS AND CONTINGENCIES

The Company has an irrevocable standby letter of credit for $50,000 from American National Bank as security for rental payments on leased office space. The letter of credit expires June 30, 2001 and is secured by cash deposits, accounts receivable and other business assets. As of December 31, 2000 the balance was $0.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. Management does not expect these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.

During December 2000, the Company settled a dispute with the producer and a distributor of video and ancillary material products. In connection with the settlement, the Company paid the producer and distributor $120,000 for the right to sell the remaining inventory related to the producer for a term of not more that one year. This payment has been capitalized as prepaid expenses and other current assets and is being amortized on a straight-line basis over the term of the settlement agreement.

12.  RELATED PARTY TRANSACTIONS

The Company has engaged The Armand Group, an investment banking firm of which the Chairman of the Board of Directors of the Company is a Managing Director, to provide banking services and advice in connection with proposed acquisitions, proposed financings and other financial and strategic matters. Under the terms of the engagement, The Armand Group is paid a monthly retainer, reimbursed for out-of-pocket expenses and paid commissions in amounts agreed upon from time to time for services rendered in connection with specific merger, acquisition or financing transactions. During the year ended December 31, 2000 and 1999, the cost of services provided by The Armand Group totaled $50,000 and $152,000, respectively.

The Company has engaged R. Redwitz & Co., an accounting and financial consulting firm, of which the acting Chief Financial Officer and a director of the Company is the Managing Partner, to provide certain accounting services to the Company. Under the terms of the engagement, R. Redwitz & Co. is paid a retainer of $5,000 per month, is paid for special services provided and is reimbursed for out-of-pocket expenses. During the year ended December 31, 2000 and 1999, the cost of services provided by R. Redwitz & Co. amounted to approximately $122,000 and $28,000, respectively.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


12.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has obtained bridge financing from The Doerge Capital Collateralized Bridge Fund, L.P. One of the Company's shareholders is the general partner of this fund. In conjunction with the bridge loan agreement, the Company paid another Doerge affiliated fund $80,000 in fees and issued warrants to purchase 15,000,000 shares of common stock with a value of $150,000. These costs have been capitalized as deferred financing costs and are being amortized over the life of the bridge financing agreement (SEE NOTE 6).

13.  SUBSEQUENT EVENTS

During January 2001, the Company consummated a subscription agreement for the sale of common stock in a private placement with proceeds of $125,000. The shares in this transaction are not registered under the Securities Act of 1933, as amended, or any state securities laws.

On January 24, 2001, the Company executed the acquisition of all the outstanding stock of VideoLearning Systems, Inc. for $533,000 in cash, 26,666,000 million shares of unregistered common stock with a value of $400,000 and a $67,000 promissory noted to the previous owner. VideoLearning Systems is a distributor of training resources with over 30,000 customers and annual revenues of approximately $2,500,000. The cash used for this acquisition was obtained from the bridge loan from related party and a short-term line of credit from American National Bank.

On March 16, 2001, the Company entered into an agreement to purchase certain assets of Trainseek, Inc. for $200,000 in cash and 57,500,000 shares of unregistered common stock with a value of $862,500. In addition, the agreement has elements for an additional 42,500,000 shares of unregistered common stock to be issued based upon certain performance goals attained by the Company using the assets purchased. Trainseek, Inc. was an on-line distributor of training resources operating under the "trainseek.com" web-site. The purchase is expected to close by the end of the second quarter 2001, subject to the completion of satisfactory due diligence.

On April 9, 2001, the Company entered into a Payoff and Termination Agreement with BNA, whereby the purchase consideration payable owed by the Company to BNA (SEE NOTE 5) was reduced from $1,123,000 to $125,000. As of December 31, 2000, the purchase price for this acquisition was adjusted to reflect this agreement, and the allocation of costs assigned to acquired publishing rights and masters was reduced. The purchase consideration payable has been classified in the financial statements based on the new terms defined in the Payoff and Termination Agreement.

                          LearnCom, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)


13.  SUBSEQUENT EVENTS (CONTINUED)

On April 30, 2001, the Company entered into a loan and security agreement with American National Bank, whereby the maturity dates of the note payable ($857,500 outstanding at December 31, 2000) and the $500,000 revolving line of credit ($450,000 outstanding at December 31, 2000) were extended to April 28, 2002. Based on the new agreement, substantially all of the assets of LearnCom, including BNA Communications, Inc. and VideoLearning Systems, Inc., are pledged to secure the borrowings owed to American National Bank. In addition, the line of credit is subject to a borrowing base formula of eligible receivables and the new agreement provides, among other things, for the maintenance of collateral and places limits on dividends, capital expenditures and other transactions. Certain shareholders of the Company have guaranteed the amounts outstanding under American National Bank financing arrangements (SEE NOTE 7). The financial statements and related footnotes reflect the new terms and provisions of this loan and security agreement (SEE NOTE 6 AND NOTE 7).