Form 10QSB
period 2001-03-31
LEARNCOM INC /NV/
filed 2001-05-15
CIK 1104359

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-QSB

(Mark One)

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2001

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

                                 ---------------

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares of the registrant's common stock outstanding as of May 15, 2001 was approximately 784,166,667.

Transitional Small Business Disclosure Format (check one):  Yes / /   No/x/

________________________________________________________________________________
                                Disclosure Page 1

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------


                                 LearnCom, Inc.
                                   Form 10-QSB
                  For the Quarterly Period Ended March 31, 2001

                                      Index



                                                                     PAGE
                                                                      NO.
                                                                     -----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000                         3
         Condensed Consolidated Statements of
         Operations for the three months ended
         March 31, 2001 and 2000                                      4
         Condensed Consolidated Statements of Cash
         Flows for the three months ended March 31,
         2001 and 2000                                                5
         Notes to Condensed Consolidated Financial
         Statements                                                   6-8

Item 2.  Management's Discussion and Analysis of                      9-12
         Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about               12
         Market Risk.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                           13

Item 2.  Changes in Securities and Use of Proceeds.                   13

Item 3.  Defaults and Senior Securities.                              13

Item 4.  Submission of Matters To a Vote of Security Holders.         13

Item 5.  Other Information.                                           13

Item 6.  Exhibits Reports on Form 8-K.                                13

SIGNATURE                                                             14



________________________________________________________________________________
                                Disclosure Page 2

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                          LearnCom, Inc. and Subsidiary

                Condensed Consolidated Balance Sheets - Unaudited



                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                     -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $      154,737    $      105,495
   Marketable securities                                                        22,052                 -
   Accounts receivable, net                                                    555,028           425,410
   Inventory                                                                   406,880           359,027
   Prepaid expenses and other current assets                                   314,118           147,151
                                                                     -------------------------------------
Total current assets                                                         1,452,815         1,037,083

Furniture, fixtures and office equipment, net                                  428,296           370,109
Publishing rights and masters, net                                           1,221,400         1,265,824
Goodwill, net                                                                  334,525                 -
Deferred financing costs                                                        76,667           191,667
Other non-current assets                                                        25,824            53,177
                                                                     -------------------------------------
Total assets                                                            $    3,539,527    $    2,917,860
                                                                     =====================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                $    1,055,828    $      841,530
   Revolving line of credit                                                    450,000           450,000
   Note payable--employee                                                      223,913           108,296
   Note payable--related party                                                       -            50,000
   Bridge loan payable-related party                                           600,000           350,000
   Note payable-distribution rights                                             90,000           120,000
   Current portion of purchase consideration payable                           125,000           125,000
   Current portion of note payable                                             280,000           260,000
                                                                     -------------------------------------
Total current liabilities                                                    2,824,741         2,304,826
                                                                     -------------------------------------
Long-term liabilities:
   Note, net of current portion
                                                                               547,500           597,500
                                                                     -------------------------------------
Shareholders' equity:
   Common stock                                                                784,166           757,500
   Additional paid in capital                                                  775,334           402,000
   Common stock subscribed                                                     250,000           125,000
   Accumulated deficit                                                      (1,642,214)       (1,268,966)
                                                                     -------------------------------------
Total shareholders' equity                                                     167,286            15,534
                                                                     -------------------------------------


Total liabilities and shareholders' equity                              $    3,539,527    $    2,917,860
                                                                     =====================================


                             See accompanying notes.


________________________________________________________________________________
                                Disclosure Page 3

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------


                          LearnCom, Inc. and Subsidiary

           Condensed Consolidated Statements of Operations - Unaudited



                                                              Three Months Ended
                                                                  March 31,
                                                            2001              2000
                                                   --------------------------------------
Net sales                                             $    1,209,925     $    1,112,851
Cost of sales                                                645,814            367,584
                                                   --------------------------------------
Gross profit                                                 564,111            745,267

Selling, marketing, general and
   administrative expenses                                   732,827            775,332
                                                   --------------------------------------
Operating loss                                              (168,716)           (30,065)
                                                   --------------------------------------

Other income (expenses):
   Interest expense                                          (44,636)           (37,440)
   Other income (expense), net                              (159,897)               139
                                                   --------------------------------------
Total other (expenses)                                      (204,533)           (37,301)
                                                   --------------------------------------

Loss before taxes                                           (373,249)           (67,366)
Income tax provision                                               -                  -
                                                   --------------------------------------

Net loss                                                $   (373,249)      $    (67,366)
                                                   ======================================

Basic and diluted loss per share                        $          -       $          -
                                                   ======================================

Weighted-average shares outstanding                      784,166,000        500,000,000
                                                   ======================================


                             See accompanying notes.

________________________________________________________________________________
                                Disclosure Page 4

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------


                          LearnCom, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows - Unaudited


                                                                              Three Months Ended
                                                                                   March 31,
                                                                           2001                 2000
                                                                   -------------------------------------------
Operating activities
   Net loss                                                               $(373,249)          $   (67,366)
                                                                   -------------------------------------------
   Adjustments to reconcile, net loss to
     net cash in provided (used) in operating activities:
     Depreciation expense                                                     20,473               20,558
     Amortization expense                                                    193,444               67,011

   Changes in operating assets and liabilities
     Accounts receivable                                                     247,427              (97,732)
     Inventory                                                                 6,321              (50,795)
     Prepaid expenses and other assets                                      (160,000)              44,506
     Accounts payable and accrued expenses                                  (284,050)              91,270
                                                                   -------------------------------------------
Net cash provided (used) by operating activities                            (349,634)               7,452
                                                                   -------------------------------------------

Investing activities
   Purchases of property and equipment                                       (63,220)             (49,035)
   Payments for publishing rights and masters                                 (1,854)             (74,204)
   Proceeds from sale of marketable securities                               576,118                    -
   Business acquisitions, net of cash acquired                              (375,785)                   -
                                                                   -------------------------------------------
Net cash (used) provided by investing activities                             135,259             (123,239)
                                                                   -------------------------------------------

Financing activities:
   Proceeds from subscription of common stock                                125,000                    -
   Proceeds from note payable-employee                                             -              120,000
   Proceeds from bridge loan payable-related party                           250,000                    -
   Principal payment on notes payable                                        (60,000)             (72,500)
   Principal payment on notes payable - employee and related
     parties                                                                 (51,383)                   -
                                                                   -------------------------------------------
Net cash provided by financing activities                                    263,617               47,500
                                                                   -------------------------------------------

Net increase (decrease) in cash and cash equivalents                          49,242              (68,287)
Cash at beginning of period                                                  105,495               79,167
                                                                   -------------------------------------------

Cash at end of period                                                    $   154,737    $          10,880
                                                                   ===========================================


                             See accompanying notes.

________________________________________________________________________________
                                Disclosure Page s

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

1.   Organization and Nature of Business


LearnCom, Inc. (a Nevada corporation), (f/k/a Smokey Hill Services, Inc.), ("LearnCom") in May 2000 acquired 100% of the issued and outstanding stock of LearnCom, Inc. (an Illinois corporation) ("LearnCom-Illinois") (see Note 5 - Reverse Acquisition). Prior to the reverse acquisition, Smokey Hill Services, Inc., whose name was changed to LearnCom, Inc. on May 11, 2000, was inactive and had nominal assets and liabilities. As a reverse acquisition that resulted in recapitalization of LearnCom-Illinois, that corporation was deemed to be the acquiring entity for accounting purposes. Accordingly, the historical financial statements and financial information of LearnCom for all periods prior to May 2000 have been restated to be those of LearnCom-Illinois.

LearnCom operates in a single business segment producing and distributing proprietary video programs and courses, and related consulting service, for use in human resource and safety compliance training, and management development. The programs and consulting contracts are sold to corporations, professional organizations, government agencies, and financial institutions, primarily in North America.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in LearnCom's consolidated financial statement in LearnCom's Annual Report on Form 10-KSB for the year ended December 31, 2000.


________________________________________________________________________________
                                Disclosure Page 6

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

3.   Loss Per Share

Basic and diluted income loss per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the reverse acquisition discussed in Note 5. LearnCom has excluded all outstanding stock options from the calculation of diluted loss per share because they would have an anti-dilutive effect.

4.   Acquisitions

Videolearning Systems, Inc.

On January 24, 2001, LearnCom-Illinois purchased 100% of the outstanding common stock of Videolearning Systems, Inc. (VLS) for $533,000 in cash, a note payable to the seller in the amount of $67,000 and 26,666,667 shares of LearnCom common stock with an estimated market value on the date of purchase of $400,000. VLSI distributes a range of training media from producers and publishers and offers management guidance in the selection of programs for management, leadership, change, supervision, customer service, harassment, diversity and other employee development topics. The acquisition of VLS was accounted for as a purchase. The consolidated statements of operations of LearnCom include the results of operations of VLS for the period subsequent to the effective date of acquisition.

The consolidation was accounted for as a purchase business combination under generally accepted accounting principles. Accordingly, the purchase price was allocated to VLS tangible assets acquired and liabilities assumed based on their estimated fair values. The determination of fair values of the tangible and intangible assets acquired is currently in process and estimates were used for the first quarter. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized over a 20-year period. The preliminary purchase price allocation will be adjusted as the fair value of the assets acquired and liabilities assumed is finalized.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 assuming the consummation of the acquisition of VLS as of January 1, 2000 would have been as follows:

       Total revenue                                             $1,669,682
       Net loss                                                   $(69,347)
       Basic and diluted net loss per share                               -

Trainseek, Inc.


On March 16, 2001, LearnCom entered into an agreement to purchase certain assets of Trainseek, Inc. for $200,000 in cash and 57,500,000 shares of unregistered common stock with a value on such date of $862,500. In addition, the agreement provides for an additional 42,500,000 shares of unregistered common stock to be issued based upon certain performance goals attained by LearnCom using the assets purchased. Trainseek, Inc. was an on-line distributor of training resources operating under the "trainseek.com" web-site. The purchase is expected to close by the end of the second quarter 2001, subject to the completion of satisfactory due diligence.


________________________________________________________________________________
                                Disclosure Page 7

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

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


6.   Financing Arrangements

On April 30, 2001, the Company entered into a loan and security agreement with American National Bank, whereby the maturity dates of the note payable ($827,500 outstanding at March 31, 2001) and the $500,000 revolving line of credit ($450,000 outstanding at March 31, 2001) were extended to April 28, 2002. Based on the new agreement, substantially all of the assets of LearnCom, including BNA Communications, Inc. and VLS, are pledged to secure the borrowings owed to American National Bank. In addition, the line of credit is subject to a borrowing base formula of eligible receivables and the new agreement provides, among other things, for the maintenance of collateral and places limits on dividends, capital expenditures and other transactions. Certain shareholders of the Company have guaranteed the amounts outstanding under the American National Bank financing arrangements.


7.   Common Stock

On January 11, 2001, LearnCom received a subscription agreement and cash for the purchase of 9,375,000 shares of common stock, in a private placement at $0.013 per share, which approximated the market value of LearnCom's common stock as of January 11, 2001.


________________________________________________________________________________
                                Disclosure Page 8

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

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

OVERVIEW

    We are a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. We offer over 1,000 courses that encompass a wide array of management skills and business topics typically characterized as "soft skills." Our courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, textbooks and workbooks, and internal customer workshops. However, our strategy is focused on delivering our existing and all newly-produced or acquired training content via a variety of electronic media, including the Internet, organizational intranets, satellites, digital video disk (DVD) and CD-ROM.

    LearnCom currently provides its courseware and consulting services through the following product lines:

      VideoLearning Systems, Inc. (VLS). The VideoLearning Systems unit, which we acquired on January 24, 2001, is a leading distributor of training videotapes and compact disks. VLS markets over 6,000 titles through a team of 10 salespeople and VLS's website at www.videolrn.com. Sales of VLS products were $503,797 for the quarter ended March 31, 2001.

      Human Resources Consulting and Training. The Human Resources Consulting and Training unit consists of the sexual harassment, diversity and employment law courseware and consulting business of BNAC. BNAC has been the leading provider of modularized, video-supported workshops in the areas of sexual harassment prevention, diversity management and employment law of for over 50 years. BNAC also operates a consulting business to provide custom, enterprise-wide solutions for major corporations and organizations in these areas. The Human Resources product line provides courseware and consulting for over 90% of the Fortune 1000 organizations. During the quarter ended March 31, 2001, sales of Human Resources product line and consulting services were $416,271 compared to $549,767 for the quarter ended March 31, 2000, a decrease of $133,496.

________________________________________________________________________________
                                Disclosure Page 9

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

      Safe Expectations International (SEI). The Safe Expectations International product line provides courseware and consulting in the area of business and government safety and environmental health, primarily regulatory compliance under the Federal Occupational Safety and Health Act (OSHA). The Safety Training product line offers over 100 titles to a broad spectrum of customers. During the quarter ended March 31, 2001, Safety Training product sales were $119,021, compared to $259,138 for the quarter ended March 31, 2000, a decrease of $140,117.

      Management Development Resources. The Management Development Resources
(MDR) product line distributes a broad line of video-based training and development content for executive and management development that includes well-known business authors, consultants and educators, including Tom Peters, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis, John Kotter and Morris Massey. During the quarter ended March 31, 2001, MDR product sales were $170,836 compared to $303,946 for the quarter ended March 31, 2000, a decrease of $133,110.

      LearnCom believes it is in a unique position to become a significant participant in the e-learning revolution that is currently taking place in the $70 billion training industry. LearnCom believes its extensive content library, large customer base and trained sales force, will provide it with significant strategic advantages as it seeks to compete in the emerging e-learning market. In addition, unlike most of its competitors that have adopted a strategy of initially building extensive e-commerce and e-learning platforms but have little and, in many cases, only the most basic content to offer their customers, LearnCom has followed a strategy of acquiring a large and valuable library of human resource and management compliance training solutions that it believes can quickly be converted to an interactive, feature-rich e-learning format on a cost-effective basis. As LearnCom's more than 75,000 customers develop the technical and broadband capability necessary to purchase e-learning courseware, LearnCom expects to be in a position to meet the e-learning needs of its customers.

      Reported results of operations for all periods prior to January 1, 2001 do not reflect the results of VLSI. Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

NET SALES

      Net sales increased for the three months ended March 31, 2001, compared to the three months ended March 31, 2000 due to the inclusion of net sales of VLS in the amount of $503,797 in the 2001 period. Without giving effect to the net sales of VLS, LearnCom's net sales for the three months ended March 31, 2001 declined by $406,723, or 36%, from the net sales of LearnCom for the comparable period of fiscal 2000. Overall, net sales have decreased in all units as a result of a market for business education and training solutions that is highly competitive, constantly evolving and subject to rapidly emerging technologies.

COST OF SALES

    The total cost of sales as a percentage of net sales fluctuated from year to year for both three month periods as a result of significant differences in product composition of sales and more distributor product sales versus internally developed product sales. Cost of sales for the quarter ended March 31, 2001 were 53% of net sales compared to 33% for the quarter ended March 31, 2000. The results for the quarter ended March 31, 2001 included VLS cost of sales, which were substantially higher than LearnCom's because the majority of VLS sales were distributor sales in which VLS received a commission averaging 40% of the sales price. Most of the existing LearnCom sales are of proprietary products that have a cost of sales ranging from 35% to 40%. VLS has a cost of sales that ranges from 50% to 60%. The average consolidated cost of sales is 53%. Management is attempting to improve the cost of sales for VLS by improving commission rates and acquiring additional exclusive distributor rights.


________________________________________________________________________________
                                Disclosure Page 10

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The amounts include the sales and marketing expenses of LearnCom for both three-month periods presented, whereas the amounts for the period ended March 31, 2000 do not include VLS. Sales and marketing expenses for the quarter ended March 31, 2001 were $283,468 compared to $345,623 for the quarter ended March 31, 2000, a decrease of $62,155. The decrease was a result of management's cost reduction efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The amounts for the 2001 period include the general and administrative expenses of the combined companies for the entire three-month period presented, whereas the 2000 amounts do not include VLS. General and administrative expenses for the quarter ended March 31, 2001 were $449,359 compared to $429,709 for the quarter ended March 31, 2000, an increase of $19,650. The overall increase was due primarily to the inclusion of general and administrative expenses of VLS for the quarter ended March 31, 2001.

INTEREST EXPENSE

    Interest expense increased for the three months ended March 31, 2001, primarily due to the additional interest expense resulting from the Bridge Loan. Interest expense was $44,636 for the quarter ended March 31, 2001 compared to $37,440 for the quarter ended March 31, 2000, an increase of $7,196.

AMORTIZATION EXPENSE

    Amortization expense increased for the three months ended March 31, 2001, primarily due to the amortization of a one-year distribution agreement and amortization of financing costs for the Bridge loan. Amortization expense was $193,444 for the quarter ended March 31, 2001 compared to $67,011 for the quarter ended March 31, 2000, an increase of $126,433.

NET LOSS

    The net loss increased for the three month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 primarily due to a significant increase in cost of sales and operating expenses, particularly from sales and marketing expenses, professional fees, amortization of financing fees and interest expense in comparison to the comparable period of fiscal 2000.


________________________________________________________________________________
                                Disclosure Page 11

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, LearnCom's operations have been financed primarily through private placements of equity and debt instruments.

    Net cash used by operating activities was $349,634 for the three-month period ended March 31, 2001.

    Net cash provided by investing activities for the three-month period ended March 31, 2001, was $76,647. This represented cash used to purchase computers and office equipment in the amount of $56,024, cash for payments of publishing rights and masters in the amount of $1,854 and cash received net of cash paid for business acquisitions in the amount of $134,525.

    Net cash provided by financing activities for the three-month period ended March 31, 2001 was $293,614, consisting of additional borrowings on LearnCom's bridge loan with a sharholder of the Company in the amount of $250,000; cash received for the subscription of common stock in the amount of $124,997; the reduction in notes to shareholders in the amount of $51,383 and the reduction of the LearnCom's term debt used in the acquisition of BNAC in the amount of $30,000.

    To meet immediate liquidity concerns, during 2001 LearnCom has extended its lending agreement with American National Bank until April 28, 2002 and has obtained a subscription for equity funding of $125,000. In addition, agreements have been reached with related party lenders that no principal payments will be made until LearnCom's alternative financing is in place. Combining these actions with anticipated positive cash flow of $287,000 in 2001, current obligations can be met. To further strengthen the financial position, LearnCom is attempting to raise a total of $5 million including $2 million of subordinated debt and $3 million in equity through a private placement. Both the subordinated debt infusion and the capital infusion are anticipated to be completely funded by the end of the third quarter 2001, although there can be no assurance that LearnCom will be successful in raising funds within such timeframe, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.


________________________________________________________________________________
                                Disclosure Page 12

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities and Use of Proceeds.

    On January 11, 2001, LearnCom sold 9,375,000 shares of common stock in exchange for an aggregate purchase price of $125,000. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, amended.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters To a Vote of Security Holders

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

           None

    (b) Reports on Form 8-K.

            The following reports on Form 8-K were filed during the quarter.


            A report on Form 8-K was filed with the Securities and Exchange Commission by LearnCom, Inc. on February 7, 2001 to report the acquisition of common stock of Videolearning Systems, Inc..

            A Current Report on Form 8-K/A dated January 24, 2001 was filed with the Securities and Exchange Commission by LearnCom, Inc. on April 9, 2001 to report the acquisition of Videolearning Systems, Inc. The following financial statements of Videolearning Systems, Inc. were filed as a part of this report:

            Balance Sheets as of June 30, 2000 and 1999 (Audited)

            Statement of Income and Comprehensive Income for the Years Ended June 30, 2000 and 1999 (Audited)

            Statements of Stockholder's Equity for the Years Ended June 30, 2000 and 1999 (Audited)

            Statements of Cash Flows for the Years Ended June 30, 2000 and 1999 (Audited)

            Notes to Financial Statements, June 30, 2000 and 1999

            Balance Sheet as of December 31, 2000 (Unaudited)

________________________________________________________________________________
                                Disclosure Page 13

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

            Statement of Income and Comprehensive Income for the Six Months Ended December 31, 2000 (Unaudited) Statement of Stockholder's Equity for the Six Months ended December 31, 2000 (Unaudited)

            Statement of Cash Flows for the Six Months Ended December 31, 2000 (Unaudited)

            Notes to Financial Statements, December 31, 2000 (Unaudited)

            The following proforma financial information was included as a part of this report:

            Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2000

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Twelve Months Ended December 31, 2000

            Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements


________________________________________________________________________________
                                Disclosure Page 14

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

                                 LEARNCOM, INC.

                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LEARNCOM, INC.

Date: May 15, 2001          By:    /s/ Lloyd W. Singer
                                --------------------------
                                      Lloyd W. Singer
                                Chief Executive Officer

________________________________________________________________________________
                                Disclosure Page 15

LEARNCOM INC - 10-QSB                                    Filing Date:  05/15/01
-------------------------------------------------------------------------------

Index
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

SIGNATURE



________________________________________________________________________________
                                Disclosure Page 16