Form 10QSB
period 2001-06-30
LEARNCOM INC /NV/
filed 2001-08-14
CIK 1104359

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-QSB

(Mark One)


  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2001

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

                              ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / / The number of shares of the registrant's common stock outstanding as of August 14, 2001 was approximately 801,723,898.



                                Disclosure Page 1

                              LearnCom, Inc.
                                 Form 10-QSB
               For the Quarterly Period Ended June 30, 2001

                                   Index



                                                                     PAGE
                                                                      NO.
                                                                     -----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of                  3
         June 30, 2001 and December 31, 2000
         Condensed Consolidated Statements of                         4
         Operations for the three and six months ended
         June 30, 2001 and 2000.
         Condensed Consolidated Statements of Cash                    5
         Flows for the six months ended June 30,
         2001 and 2000.
         Notes to Condensed Consolidated Financial                    6-8
         Statements.

Item 2.  Management's Discussion and Analysis of                      9-13
         Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about               13
         Market Risk.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                           14

Item 2.  Changes in Securities and Use of Proceeds.                   14

Item 3.  Defaults and Senior Securities.                              14

Item 4.  Submission of Matters To a Vote of Security Holders.         14

Item 5.  Other Information.                                           14

Item 6.  Reports on Form 8-K.                                         14

SIGNATURE                                                             15



                                Disclosure Page 2

                       PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                         LearnCom, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets - Unaudited


                                                                          June 30        December 31,
                                                                           2001              2000
                                                                     -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $      114,651    $      105,495
   Accounts receivable, net                                                    638,521           425,410
   Inventory                                                                   411,156           359,027
   Prepaid expenses and other current assets                                   230,411           147,151
                                                                     -------------------------------------
Total current assets                                                         1,394,739         1,037,083

Furniture, fixtures and office equipment, net                                  437,316           370,109
Publishing rights and masters, net                                           1,177,253         1,265,824
Distribution rights, net                                                     1,012,500                 -
Goodwill, net                                                                  363,976                 -
Deferred financing costs                                                             -           191,667
Other non-current assets                                                       131,191            53,177
                                                                     -------------------------------------
Total assets                                                            $    4,516,975    $    2,917,860
                                                                     =====================================

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                                $    1,435,892    $      841,530
   Revolving line of credit                                                    450,000           450,000
   Note payable--employee                                                      181,450           108,296
   Note payable--related party                                                       -            50,000
   Bridge loan payable-related party                                                 -           350,000
   Notes payable-distribution rights                                         1,090,000           120,000
   Current portion of purchase consideration payable                           100,000           125,000
   Current portion of note payable                                             797,500           260,000
                                                                     -------------------------------------
Total current liabilities                                                    4,054,842         2,304,826
                                                                     -------------------------------------

Long-term liabilities:
   Note payable-employee                                                        40,356                 -
   Subordinated bridge loan payable-related party                              600,000                 -
   Note payable, net of current portion                                              -           597,500
                                                                     -------------------------------------
Total long-term liabilities                                                    640,356           597,500
                                                                     -------------------------------------

Shareholders' equity (deficit):
   Common stock                                                                801,724           757,500
   Additional paid in capital                                                1,073,517           402,000
   Common stock subscribed                                                      12,500           125,000
   Accumulated deficit                                                      (2,065,964)       (1,268,966)
                                                                     -------------------------------------
Total shareholders' equity (deficit)                                          (178,223)           15,534
                                                                     -------------------------------------

Total liabilities and shareholders' equity (deficit)
                                                                        $    4,516,975    $    2,917,860
                                                                     =====================================


                             See accompanying notes.



                                Disclosure Page 3

LearnCom, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations - Unaudited



                                                            Three Months Ended                    Six Months Ended
                                                                 June 30                               June 30
                                                          2001              2000               2001               2000
                                                   ----------------------------------------------------------------------------
Net sales                                             $    1,187,990     $    1,274,338    $    2,397,915     $    2,387,189
Cost of sales                                                618,015            553,896         1,263,829            975,660
                                                   ----------------------------------------------------------------------------
Gross profit                                                 569,975            720,442         1,134,086          1,411,529

Selling, marketing, general and
   administrative expenses                                   642,375            644,606         1,375,202          1,366,716
                                                   ----------------------------------------------------------------------------
Operating income (loss)                                      (72,400)            75,836          (241,116)            44,813

Other income (expenses):
   Interest expense                                          (58,386)           (44,198)         (103,022)           (81,638)
   Other income (expense), net                              (292,963)                82          (452,860)               221
                                                   ----------------------------------------------------------------------------
Total other (expenses)                                      (351,349)           (44,116)         (555,882)           (81,417)
                                                   ----------------------------------------------------------------------------

Income (loss) before taxes                                  (423,749)            31,720          (796,998)           (36,604)
Income tax provision                                               -                  -                 -                  -
                                                   ----------------------------------------------------------------------------

Net income (loss)                                       $   (423,749)      $     31,720      $   (796,998)      $    (36,604)
                                                   ============================================================================

Basic and diluted loss per share                                   -                  -                 -                  -
                                                   ============================================================================

Weighted-average shares outstanding                      790,019,077        628,750,000       784,870,650        541,666,000
                                                   ============================================================================



                             See accompanying notes.



                                Disclosure Page 5

 LearnCom, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                         Six Months Ended
                                                                              June 30
                                                                      2001              2000
                                                                -------------------------------------
Operating activities
   Net (loss) income                                                $ (796,998)     $   (36,604)
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation expense                                               43,012           32,236
     Amortization expense                                              348,829          160,349

   Changes in operating assets and liabilities
     Accounts receivable                                               163,933          (92,865)
     Inventory                                                           2,045          (10,799)
     Prepaid expenses and other assets                                (211,660)         (49,660)
     Accounts payable and accrued expenses                             246,329          126,432
                                                                -------------------------------------
Net cash provided (used) by operating activities                      (204,510)         129,089
                                                                -------------------------------------

Investing activities
   Purchases of property and equipment                                 (94,779)         (84,425)
   Payments for publishing rights and masters                           (3,984)        (158,790)
   Proceeds from sale of marketable securities                         593,250                -
   Business acquisitions, net of cash acquired                        (517,328)               -
                                                                -------------------------------------
Net cash (used) provided by investing activities                       (22,841)        (243,215)
                                                                -------------------------------------

Financing activities:
   Issuance of common stock                                            125,000                -
   Proceeds from revolving line of credit                                    -           50,000
   Proceeds from notes payable - employee                                    -          120,000
   Proceeds from bridge loan payable - related party                   250,000                -
   Principal payment on notes payable                                  (85,000)        (111,261)
   Principal payment on notes payable - employee and related
     party                                                             (53,493)               -
                                                                -------------------------------------
Net cash provided by financing activities                              236,507           58,739
                                                                -------------------------------------

Net increase (decrease)in cash and cash equivalents                      9,156          (55,387)
Cash at beginning of period                                            105,495           79,167
                                                                -------------------------------------

Cash at end of period                                                $ 114,651      $    23,780
                                                                =====================================




                             See accompanying notes.



                                Disclosure Page 5

1.   Nature of Business


LearnCom operates in a single business segment producing and distributing proprietary video programs and courses, and related consulting services, for use in human resource and safety compliance training, and management development. The programs and consulting contracts are sold to corporations, professional organizations, government agencies and financial institutions, primarily in North America.


2.   Significant Accounting Policies


Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


For further information, refer to the consolidated financial statements and footnotes thereto included in LearnCom's consolidated financial statement included in LearnCom's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Accounting Pronouncements


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. Use of pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of Statement 142, which for LearnCom will be January 1, 2002. Goodwill amortization amounted to $4,607 during the six month period ended June 30, 2001.



                                Disclosure Page 6

3.   Loss Per Share


Basic and diluted income (loss) per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the merger discussed in Note 6. LearnCom has excluded all outstanding stock options from the calculation of diluted income (loss) per share because they would have an anti-dilutive effect.


4.   Acquisitions


Videolearning Systems, Inc.


On January 24, 2001 LearnCom-Illinois purchased 100% of the outstanding common stock of Videolearning Systems, Inc. (VLS) for $533,000 in cash, a note payable to the seller in the amount of $67,000 and 26,666,667 shares of LearnCom common stock with an estimated market value on the date of purchase of $400,000. VLS distributes a range of training media from producers and publishers and offers management guidance in the selection of programs for management, leadership, change, supervision, customer service, harassment, diversity and other employee development topics. The acquisition of VLS was accounted for as a purchase. The consolidated statements of operations of LearnCom include the results of operations of VLS for the period subsequent to the effective date of acquisition.


The consolidation was accounted for as a purchase business combination under generally accepted accounting principles. Accordingly, the purchase price was allocated to VLS tangible assets acquired and liabilities assumed based on their estimated fair values. The determination of fair values of the tangible and intangible assets acquired is currently in process and estimates were used for assets acquired and liabilities assumed. Goodwill has been recorded for the excess in fair market value of the purchase price over the net tangible assets of VLS and is being amortized over a 15-year period. The preliminary purchase price allocation will be adjusted as the fair value of the assets acquired and liabilities assumed is finalized.


The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000, assuming the consummation of the acquisition of VLS as of January 1, 2000 would have been as follows:


                    Total revenue                                  $3,580,461
                    Net income                                        $11,428
                    Basic and diluted net loss per share                    -



TrainSeek, Inc.


On March 16, 2001, LearnCom entered into an agreement to purchase certain assets of TrainSeek, Inc. for $200,000 in cash and 57,500,000 shares of unregistered common stock with a value on such date of $862,500. In addition, the agreement provides for an additional 42,500,000 shares of unregistered common stock to be issued based upon certain performance goals attained by LearnCom using the assets purchased. TrainSeek, Inc. was an on-line distributor of training resources operating under the "trainseek.com" website. Consumation of this purchase agreement is contingent upon creditor approval.


5.       Provant Media, Inc.


On June 30, 2001, LearnCom entered into a 10-year license and exclusive distribution agreement for LearnCom to provide master distribution services for PMI's line of 300 videos and CD-ROM products and use the Provant Media, Inc.
(PMI) trademark. PMI and its predecessor, American Media, Inc. (AMI) had developed the most sophisticated distributor networks in the training media market. The network includes 168 domestic distributors and 75 international



                                Disclosure Page 7
distributors operating out of 100 countries. The licensing paid by LearnCom included $1,000,000 in cash and 250,000 shares of unregistered common stock with an estimated market value on the date of the transaction of $12,500. The cost of the distribution rights will be amortized over the term of the agreement.


In the year prior to LearnCom's acquisition of the distribution rights, revenues for the PMI master distributor channel were approximately $4 million.





6.   Reverse Acquisition


In May 2000, LearnCom-Illinois entered into an Agreement and Plan of Reorganization with Smokey Hill Services, Inc., a Nevada corporation incorporated in 1986, whereby Smokey Hill acquired 100% of the issued and outstanding stock of LearnCom in exchange for approximately 66% interest in its common stock. In contemplation of the merger Smokey Hill: 1) increased its authorized common shares from 50,000,000 shares to 2,000,000,000 shares; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its stock, increasing its outstanding Common Stock from 2,060,000 shares to 257,500,000 shares.


7.   Financing Arrangements

On April 30, 2001 the Company entered into a loan and security agreement with American National Bank, whereby the maturity dates of the note payable ($797,500 outstanding at June 30, 2001) and the $500,000 revolving line of credit ($450,000 outstanding at June 30, 2001) were extended to April 28, 2002. Based on the new agreement, substantially all of the assets of LearnCom, including BNA Communications, Inc. and VLS are pledged to secure the borrowings owed to American National Bank. In addition, the line of credit is subject to a borrowing base formula of eligible receivables and the new agreement provides, among other things, for the maintenance of collateral and places limits on divides, capital expenditures and other transactions. Certain shareholders of the Company have guaranteed the amounts outstanding under the American National Bank financing arrangements.

In July 2001, an agreement was reached with the bridge loan creditor, whereby the outstanding balance of the Bridge Loan Payable - Related Party of $600,000 would be reclassified as subordinated long-term debt. The subordinated debt is due to a shareholder of the Company, bears interest at 12.5% and is due 2011.


6.       Common Stock

On June 15, 2001, LearnCom issued 5,057,231 shares of common stock at a price of $0.013 per share in exchange for professional fees of $65,744 due to a related party. The price per share is based on the value of stock at the date services were rendered.



                                Disclosure Page 8

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


OVERVIEW

    We are a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. We offer over 6,000 courses, both proprietary and distributed, that encompass a wide array of management skills and business topics typically characterized as "soft skills." Our courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, e-learning, textbooks and workbooks, and internal customer workshops.

    As with other training products and services companies, LearnCom has been adversely effected by the slow down in the economy. This has been particularly apparent with our Human Resources Consulting and Training unit which offers turnkey solutions for companies in the area of sexual harassment prevention, diversity and employment law. In response to the slow down in demand, LearnCom has streamlined the organization and cost reduced its payroll by approximately 1/3.

    LearnCom currently provides its courseware and consulting services through the following product lines:

      VideoLearning, Systems, Inc. (VLS). The VideoLearning Systems unit, which was acquired on January 24, 2001, is a leading distributor of training videotapes and compact disks. VLS markets over 6,000 titles through a team of 10 salespeople and VLS' website at www.videolrn.com. Sales of VLS products were $1,072,281 for the six months ended June 30, 2001.

      Human Resources Consulting and Training. The Human Resources Consulting and Training unit consists of the sexual harassment, diversity and employment law courseware and consulting business of BNAC. BNAC was the leading provider of modularized, video-supported workshops in the areas of sexual harassment prevention, diversity management and employment law of for over 50 years. LearnCom also operates a consulting business to provide custom, enterprise-wide solutions for major corporations and organizations in these areas. The Human Resources product line provides courseware and consulting for over 90% of the Fortune 1000 organizations. During


                                Disclosure Page 10
the six months ended June 30, 2001, sales of Human Resources product line and consulting services were $646,306 compared to $1,263,618 for the six months ended June 30, 2000, a decrease of $617,312.

      Safety Expectation International (SEI). The Safe Expectations International product line provides courseware and consulting in the area of business and government safety and environmental health, primarily regulatory compliance under the Federal Occupational Safety and Health Act (OSHA). The Safety Training product line offers over 100 titles to a broad spectrum of customers. During the six months ended June 30, 2001, Safety Training product sales were $222,201 compared to $529,022 for the six months ended June 30, 2000, a decrease of $306,821. Efforts are underway to sell this unit which operates in one of the most competitive segments of the market.

      Management Development Resources. The Management Development Resources
(MDR) product line distributes a broad line of video-based training and development content for executive and management development that includes well-known business authors, consultants and educators, including, Ken Blanchard, Stephen Covey, Jim Belasco, Warren Bennis and John Kotter. During the six months ended June 30, 2001, MDR product sales were $457,127 compared to $594,549 for the six months ended June 30, 2000, a decrease of $137,422. However, this sales level was achieved with just two salespeople, where the prior year MDR was staffed with six sales people and a vice-president.

  LearnCom believes it is in a unique position to become a significant participant in the e-learning revolution that is currently taking place in the $70 billion training industry. LearnCom believes its extensive content library, large customer base and trained sales force, will provide the Company with significant strategic advantages as it seeks to compete in the emerging e-learning market. In addition, unlike most of its competitors that have adopted a strategy of initially building extensive e-commerce and e-learning platforms but have little and, in many cases, only the most basic content to offer their customers, LearnCom has followed a strategy of acquiring a large and valuable video-based library of human resource and management compliance training solutions that it believes can quickly be converted to an interactive, feature-rich e-learning format on a cost-effective basis. As LearnCom's more than 75,000 customers develop the technical and broadband capability necessary to purchase e-learning courseware, LearnCom expects to be in a position to meet the e-learning needs of its customers. Currently, LearnCom sells third-party content and the focus in the market is on infrastructure (learning management systems, network issues, hosting, etc.) rather than content. LearnCom anticipates that in the next three to five years the market will focus more on content.

Our reported results of operations for all periods prior to January 1, 2001 do not reflect the results of VLS or PMI. Consequently, the results prior to these dates are not reflective of our operations and financial position as presently constituted.

NET SALES

    Net sales decreased $86,348 or 7% to $1,187,990 for the three months ended June 30, 2001, compared to $1,274,338 for the three months ended June 30, 2000. For the three months ended June 30, 2001 VLS related sales were $568,484; Human Resources Consulting and Training related sales were $230,035; Safety Training related sales were $103,180; and Management Development Resources related sales were $286,291. Without giving effect to the net sales of VLS, LearnCom's net sales for the three months ended June 30, 2001 declined by $654,833 or 51%. Overall, net sales have decreased in all units as a result of receission-fed market for business education and training solutions that is highly competitive, constantly evolving and subject to rapidly emerging technologies.

COST OF SALES

    The total cost of sales as a percentage of revenues fluctuated from year to year as a result of significant differences in the product composition of sales prior to the VLS acquisition in January 2001. Cost of sales for the three months ended June 30, 2001 was $618,015 or 52% of net sales compared to $553,896 or 43% of net sales for the three months ended June 30, 2000. The results for the six months ended June 30, 2001 included VLS cost of sales, which were substantially higher than LearnCom's because the majority of VLS sales were distributor sales in which VLS received a commission averaging 40% of the sales price. Most of the existing LearnCom sales are of proprietary products that have a cost of sales ranging from



                               Disclosure Page 11

35% to 40%. VLS has a cost of sales that ranges from 50% to 60%. The average consolidated cost of sales is 51%. Management is attempting to improve the cost of sales for VLS by improving commission rates and acquiring additional exclusive distributor rights.

SALES AND MARKETING

    Sales and marketing expenses were $192,066 for the three months ended June 30, 2001, compared to $262,083 for the three months ended June 30, 2000, a decrease of $70,017. The decrease was a result of management's cost reduction efforts. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2001 amounts include the sales and marketing expenses of the combined companies for the entire quarter, whereas the 2000 amounts do not include VLS.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $450,310 for the three months ended June 30, 2001, compared to $382,523 for the three months ended June 30, 2000. General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The 2001 amount includes the general and administrative expenses of the combined companies for the entire quarter, whereas the 2000 amounts do not include VLS. As a result, the overall increase is attributable primarily to the inclusion of general and administrative expenses of VLS for the quarter ended June 30, 2001.

AMORTIZATION

    Amortization expense increased for the three months ended June 30, 2001, primarily due to the amortization of a one-year distribution agreement and amortization of financing costs were $59,435 for the three months ended June 30, 2001 and $105,017 for the three months ended June 30, 2000. The 2001 expenses included approximately $42,946 of depreciation on fixed assets, $359,597 of amortization of capitalized publishing rights and masters. The 2000 expenses included $32,236 of depreciation on fixed assets, and $160,350 related to the amortization of capitalized publishing rights and masters.

INTEREST EXPENSE

    Interest expense increased for the three months ended June 30, 2001 primarily due to the additional interest expense resulting from the Bridge Loan. Interest expense was $58,386 for the quarter ended June 30, 2001 compared to $44,198 for the quarter ended June 30, 2000, an increase of $14,188.

NET LOSS

    The net loss was $423,750 for the three months ended June 30, 2001, compared to the net income of $31,720 for the three months ended June 30, 2000. The net loss was primarily due to a significant increase in cost of sales and other expenses, particularly from professional fees, interest expense and amortization of financing fees and depreciation expenses in comparison to the comparable period of fiscal 2000. The 2001 amount includes income and expenses of the combined companies for the entire quarter, whereas the 2000 amounts do not include VLS.



                               Disclosure Page 12

LIQUIDITY AND CAPITAL RESOURCES

    Since inception our operations have been financed primarily through private placements of equity and debt instruments.

    Net cash used by operating activities was $204,510 for the six-month period ended June 30, 2001.

    Net cash used by investing activities for the six-month period was $22,841. This represented cash proceeds from sale of marketable securities of $593,250 and cash used to purchase computers and office equipment in the amount of $94,779, cash for payments of publishing rights and masters in the amount of $3,984 and cash received net of cash paid for business acquisition in the amount of $517,328.

    Net cash provided by financing activities for the six-month period was $236,507, consisting of additional borrowings on LearnCom's bridge loan with a shareholder of the Company in the amount of $250,000; cash received for the subscription of common stock in the amount of $124,997; reduction in notes to shareholders in the amount of $53,490 and the reduction of LearnCom's term debt used in the acquisition of BNAC in the amount of $85,000.

    To meet immediate liquidity concerns, during 2001 LearnCom has extended its lending agreement with American National Bank until April 28, 2002 and has obtained a subscription for equity funding of $125,000. In addition, agreements have been reached with related party lenders to convert outstanding debt to subordinated debt. To further strengthen the financial position, LearnCom is attempting to raise a total of $5 million including $2 million of subordinated debt and $3 million in equity through a private placement. Both the subordinated debt infusion and the capital infusion are anticipated to be completely funded by the end of the third quarter of 2001, although there can be no assurance that LearnCom will be successful in raising funds within such timeframe, if at all.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.



                               Disclosure Page 13

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities and Use of Proceeds.

    On January 11, 2001, LearnCom sold 9,375,000 shares of common stock in exchange for an aggregate purchase price of $124,997. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, amended.


Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters To a Vote of Security Holders

    None

Item 5.  Other Information.

    None

Item 6.  Reports on Form 8-K.

    (a) Reports on Form 8-K.

          The following reports on Form 8-K were filed during the quarter.

              None



                               Disclosure Page 14

                              LEARNCOM, INC.

                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LEARNCOM, INC.

Date: August 14, 2001          By:    /s/ Lloyd W. Singer
                                --------------------------
                                      Lloyd W. Singer
                                Chief Executive Officer




  ------------------------------------------------------------------------

                               Disclosure Page 15