Form 10QSB
period 2001-09-30
LEARNCOM INC /NV/
filed 2001-11-14
CIK 1104359

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-QSB

(Mark One)


  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                     OR

  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Transitional Period from                to

                         Commission File Number 0-29379
                                 ---------------

                                 LEARNCOM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 NEVADA                            87-0622927
     (State or other Jurisdiction      (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                 220 Technology Dr., Suite 210, Irvine, CA 92618
                    (Address of Principal Executive Offices)

                                 (800) 824-8889
                           (Issuer's Telephone Number)

                  720 Industrial Drive, Bensenville, IL, 60106
                 (Former Address of Principal Executive Offices)

                                 ---------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares of the registrant's common stock outstanding as of November 14, 2001 was 801,723,898.


--------------------------------------------------------------------------------
                               Disclosure Page 1

                                 LearnCom, Inc.
                                   Form 10-QSB
                For the Quarterly Period Ended September 30, 2001

                                   Index


                                                                     PAGE
                                                                      NO.
                                                                     -----
PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 2001 and December 31, 2000
         Condensed Consolidated Statements of                         4
         Operations for the three and nine months ended
         September 30, 2001 and 2000.
         Condensed Consolidated Statements of Cash                    5
         Flows for the nine months ended September 30,
         2001 and 2000.
         Notes to Condensed Consolidated Financial                    6-8
         Statements

Item 2.  Management's Discussion and Analysis of                      9-11
         Financial Condition and Results of Operations.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                           12

Item 2.  Changes in Securities and Use of Proceeds.                   12

Item 3.  Defaults and Senior Securities.                              12

Item 4.  Submission of Matters To a Vote of Security Holders.         12

Item 5.  Other Information.                                           12

Item 6.  Reports on Form 8-K.                                         12

SIGNATURE                                                             13


--------------------------------------------------------------------------------
                               Disclosure Page 2

                       PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                          LearnCom, Inc. and Subsidiary

                Condensed Consolidated Balance Sheets - Unaudited


                                                                       September 30       December 31
                                                                           2001              2000
                                                                     -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $       77,913    $      105,495
   Accounts receivable, net                                                  1,060,241           425,410
   Inventory                                                                   415,368           359,027
   Prepaid expenses and other current assets                                   111,202           147,151
                                                                     -------------------------------------
Total current assets                                                         1,664,724         1,037,083

Furniture, fixtures and office equipment, net                                  432,002           370,109
Publishing rights and masters, net                                           1,129,669         1,265,824
Distribution rights, net                                                     1,109,849                --
Goodwill, net                                                                  363,635                --
Deferred financing costs                                                            --           191,667
Other non-current assets                                                       166,195            53,177
                                                                     -------------------------------------
Total assets                                                            $    4,866,074    $    2,917,860
                                                                     =====================================

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                                $    1,860,886    $      841,530
   Bank line of credit                                                         450,000           450,000
   Note payable--employee                                                      180,295           108,296
   Note payable--related party                                                      --            50,000
   Bridge loan payable-related party                                           600,000           350,000
   Note payable-distribution rights                                             90,000           120,000
   Current portion of purchase consideration payable
                                                                               100,000           125,000
   Current portion of note payable                                             772,500           260,000
                                                                     -------------------------------------
Total current liabilities                                                    4,053,681         2,304,826
                                                                     -------------------------------------

Long-term liabilities:
   Note payable-employee                                                        39,363                --
   Subordinated bridge loans payable-related parties                         1,000,000                --
   Note payable, net of current portion                                             --           597,500
                                                                     -------------------------------------
Total Long-term liabilities                                                  1,039,363           597,500
                                                                     -------------------------------------

Shareholders' equity (deficit):
   Common stock                                                                801,724           757,500
   Additional paid in capital                                                1,073,517           402,000
   Common stock subscribed                                                      12,500           125,000
   Accumulated deficit                                                      (2,114,711)       (1,268,966)
                                                                     -------------------------------------
Total shareholders' equity (deficit)                                          (226,970)           15,534
                                                                     -------------------------------------

Total liabilities and shareholders' equity (deficit)                    $    4,866,074    $    2,917,860
                                                                     =====================================

                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 3

                          LearnCom, Inc. and Subsidiary
           Condensed Consolidated Statements of Operations - Unaudited


                                                           Three Months Ended                    Nine Months Ended
                                                               September 30                         September 30
                                                          2001              2000               2001               2000
                                                   ----------------------------------------------------------------------------

Net sales                                             $    1,929,561     $    1,090,651    $    4,327,476     $    3,477,840
Cost of sales                                              1,017,521            417,984         2,281,350          1,393,644
                                                   ----------------------------------------------------------------------------
Gross profit                                                 912,040            672,667         2,046,126          2,084,196

Selling, marketing, general and
   administrative expenses                                   844,329            929,366         2,219,531          2,296,082
                                                   ----------------------------------------------------------------------------
Operating income (loss)                                       67,711           (256,699)         (173,405)          (211,866)
                                                   ----------------------------------------------------------------------------

Other income (expenses):
   Interest expense                                          (50,702)           (45,859)         (153,724)          (127,497)
   Other income (expense), net                               (65,756)            41,608          (518,616)            41,829
                                                   ----------------------------------------------------------------------------
Total other (expenses)                                      (116,458)            (4,251)         (672,340)           (85,668)
                                                   ----------------------------------------------------------------------------

Income (loss) before taxes                                   (48,747)          (260,950)         (845,745)          (297,554)
Income tax provision                                                                  -                 -                  -
                                                   ----------------------------------------------------------------------------

Net income (loss)                                       $    (48,747)      $   (260,950)     $   (845,745)      $   (297,554)
                                                   ============================================================================
Basic and diluted loss per share                                  --                 --                --                 --
                                                   ============================================================================
                                                                  --                 --
Weighted-average shares outstanding                      801,723,898        751,042,000       790,488,399        611,458,000
                                                   ============================================================================


                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 4

                          LearnCom, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows - Unaudited


                                                                            Nine Months Ended
                                                                              September 30
                                                                        2001                 2000
                                                                -------------------------------------------
Operating activities
   Net (loss) income                                                  $ (845,745)            $ (297,554)
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation expense                                                  64,413               50,083
     Amortization expense                                                 462,034              258,854

   Changes in operating assets and liabilities
     Accounts receivable                                                 (257,787)             113,514
     Inventory                                                             (2,167)               2,520
     Prepaid expenses and other assets                                   (158,378)            (201,581)
     Accounts payable and accrued expenses                                671,324              176,163
                                                                -------------------------------------------
Net cash provided (used) by operating activities                          (66,306)             101,999
                                                                -------------------------------------------

Investing activities
   Purchases of property and equipment                                   (110,866)             (87,956)
   Payments for publishing rights and masters                             (11,179)            (184,930)
   Payments for distribution rights agreements                         (1,124,938)                  --
   Proceeds from sale of marketable securities                            593,250                   --
   Business acquisitions, net of cash acquired                           (516,902)                  --
                                                                -------------------------------------------
Net cash (used) provided by investing activities                       (1,170,635)            (272,886)
                                                                -------------------------------------------

Financing activities:
   Issuance of common stock                                               125,000              125,000
   Proceeds from revolving line of credit                                      --               75,000
   Proceeds from notes payable - employee                                      --              120,000
   Proceeds from notes payable - related party                            250,000                   --
   Proceeds from bridge notes payable                                   1,200,000                   --
   Principal payment on bridge notes payable                             (200,000)                  --
   Principal payment on notes payable                                    (110,000)            (227,805)
   Principal payment on notes payable - employee and related
     party                                                                (55,641)                  --
                                                                -------------------------------------------
Net cash provided by financing activities                               1,209,359               92,195
                                                                -------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (27,582)             (78,692)
Cash at beginning of period                                               105,495               79,167
                                                                -------------------------------------------

Cash at end of period                                                $     77,913            $     475
                                                                ===========================================


                             See accompanying notes.


--------------------------------------------------------------------------------
                               Disclosure Page 5

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



2.   Significant Accounting Policies


Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


For further information, refer to the consolidated financial statements and footnotes thereto included in LearnCom's consolidated financial statements included in LearnCom's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Accounting Pronouncements


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations are accounted for under a single method, the purchase method. Use of pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of Statement 142, which for LearnCom will be January 1, 2002. Goodwill amortization amounted to $5,444 during the nine month period ended September 30, 2001.


--------------------------------------------------------------------------------
                               Disclosure Page 6

3.   Loss Per Share


Basic and diluted income (loss) per common share amounted to less than $0.01 for all periods presented and are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect of the reverse acquisition discussed in Notes 6. LearnCom has excluded all outstanding stock options from the calculation of diluted income (loss) per share because they would have an anti-dilutive effect.

4.   Acquisitions


Videolearning Systems, Inc.


On January 24, 2001, LearnCom, Inc., an Illinois subsidiary of LearnCom (LearnCom-Illinois) purchased 100% of the outstanding common stock of Videolearning Systems, Inc. (VLS) for $533,000 in cash, a note payable to the seller in the amount of $67,000 and 26,666,667 shares of LearnCom common stock with an estimated market value on the date of purchase of $400,000. VLS distributes a range of training media from producers and publishers and offers management guidance in the selection of programs for management, leadership, change, supervision, customer service, harassment, diversity and other employee development topics. The acquisition of VLS was accounted for as a purchase. The consolidated statements of operations of LearnCom include the results of operations of VLS for the period subsequent to the effective date of acquisition.


The consolidation was accounted for as a purchase business combination under generally accepted accounting principles. Accordingly, the purchase price was allocated to VLS tangible assets acquired and liabilities assumed based on their estimated fair values. The determination of fair values of the tangible and intangible assets acquired is currently in process and estimates were used for excess in fair market value of the purchase price over the net tangible assets of VLS and is being amortized over a 15-year period. The preliminary purchase price allocation will be adjusted as the fair value of the assets acquired and liabilities assumed in finalized.


The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000, assuming the consummation of the acquisition of VLS as of January 1, 2000, would have been as follows:


     Total revenue                                             $5,413,826
     Net loss                                                  $(169,538)
     Basic and diluted net loss per share                              --



TrainSeek, Inc.


On March 16, 2001, LearnCom entered into an agreement to purchase certain assets of TrainSeek, Inc. for $200,000 in cash and 57,500,000 shares of unregistered common stock with a value on such date of $862,000. In addition, the agreement provided for an additional 42,500,000 shares of unregistered common stock to be issued based upon certain performance goals attained by LearnCom using the assets purchased. TrainSeek, Inc. was an on-line distributor of training resources operating under the "trainseek.com" website.


The agreement was contingent upon creditor approval, which was negotiated on TrainSeek's behalf by LearnCom. While the majority of creditors accepted the settlement offered by LearnCom on TrainSeek's behalf, several creditors demanded 100% settlements, threatened legal action or were out of line with the offer. Accordingly, on September 20, 2001, in accordance with the agreement, LearnCom aborted the transaction with TrainSeek and agreed to return all assets, including the website, customer lists and related materials.


--------------------------------------------------------------------------------
                               Disclosure Page 7

5.   Provant Media, Inc.


On June 30, 2001, LearnCom entered into a 10-year license and exclusive distribution agreement with Provant Media, Inc. (PMI) to provide master distribution services for PMI's line of 300 videos and CD-ROM products and use the Provant Media, Inc. Trademark. PMI and its predecessor, American Media, Inc.
(AMI), had developed one of the most comprehensive distributor networks in the training media market. The network includes 168 domestic distributors and 75 international distributors operating out of 100 countries. The license fee paid by LearnCom included $1,000,000 in cash and 250,000 shares of unregistered common stock with an estimated market value on the date of the transaction of $12,500. The cost of the distribution rights will be amortized over the term of the agreement.

In the year prior to LearnCom's acquisition of the distribution rights, revenues for the PMI master distributor channel were approximately $4 million.

6.       Reverse Acquisition

In May 2000, LearnCom-Illinois entered into an Agreement and Plan of Reorganization with Smokey Hill Services, Inc., a Nevada corporation incorporated in 1985, whereby Smokey Hill acquired 100% of the issued and outstanding stock of LearnCom in exchange for approximately 66% interest in its common stock. In contemplation of the merger, Smokey Hill: 1) increased its authorized common shares from 50,000,000 shares to 2,000,000,000 shares; 2) received 14,000,000 shares that were returned and cancelled from its parent company, VIP Worldnet, Inc.; and 3) completed a 125-for-1 split of its stock, increasing its outstanding Common Stock from 2,060,000 shares to 257,500,000 shares.

7.       Financing Arrangements

On April 30, 2001, LearnCom entered into a loan and security agreement with American National Bank, whereby the maturity dates of the note payable ($772,500 outstanding at September 30, 2001) and the $500,000 revolving line of credit ($450,000 outstanding at September 30, 2001) were extended to April 28, 2002. Based on the new agreement, substantially all of the assets of LearnCom, including BNA Communications, Inc. and VLS, are pledged to secure the borrowings owed to American National Bank. In addition, the line of credit is subject to a borrowing base formula of eligible receivables. The new agreement also provides, among other things, for the maintenance of collateral and places limits on dividends, capital expenditures and other transactions. Certain shareholders of LearnCom have guaranteed the amounts outstanding under the American National Bank financing arrangements.

In July 2001, LearnCom entered into a loan agreement with related parties to borrow $750,000, bearing interest of 8% per annum. The loan is considered subordinate to the American National Bank loan and line of credit described above.

In July 2001, LearnCom entered into four loan agreements to borrow a total of $450,000 from non-related parties. The loans bear interest at 12.5% annum, mature July 2006 and are subordinate to the American National Bank loan and line of credit described above.


--------------------------------------------------------------------------------
                               Disclosure Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following information should be read in conjunction with the financial statements and the notes thereto.

    In order to keep LearnCom's stockholders informed of its future plans and objectives, this Quarterly Report on Form 10-QSB and other reports and statements issued by LearnCom from time-to-time contain, among other things, certain statements concerning LearnCom's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". For example, the words "believe," "expect," "anticipate," "project" and similar expressions in connection with a statement of future events should alert you to a forward-looking statement. Forward-looking statements speak only as of the date the statement is made. LearnCom's ability to use forward-looking statements has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.

    Although LearnCom believes that its expectations are based on reasonable assumptions, its forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause LearnCom's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These factors include among others, LearnCom's ability to complete new products at planned costs and on planned schedules, LearnCom's ability to attract and retain strategic partners and consummate acquisitions, LearnCom's ability to leverage intangible assets in its technology, and LearnCom's ability to maintain a sufficient level of financing for its business strategy. Additional factors that are beyond LearnCom's control and could influence results include market acceptance of LearnCom's products and services and adoption of the Internet as a medium of commerce and communication.


OVERVIEW

    LearnCom is a leading provider of human resource, management and safety training courseware and consulting services to large and small businesses and organizations. LearnCom offers over 6,000 programs and courses, both proprietary and distributed, that encompass a wide array of management skills and business topics typically characterized as "soft skills." Its courseware and consulting services have traditionally been delivered over a variety of channels, including film, videotape, compact disk, e-learning, textbooks and workbooks, and internal customer workshops.

    As with other training products and services companies, LearnCom has been adversely affected by the slowdown in the economy. This has been particularly apparent with LearnCom's HR Consulting and Training unit, which offers turnkey solutions for companies in the area of sexual harassment prevention, diversity and employment law.

    The impact of the terrorist attacks of September 11 on the business is still not fully assessable. LearnCom's September 2001 results were moderate and relatively close to our short-term forecast. Sales in October 2001, however, were down over $100,000 from LearnCom's expectations.

    In response to the slowdown in demand for video-based training products, LearnCom continues vigorous cost reduction, particularly in its overhead structure. LearnCom has streamlined/flattened its organization, eliminated five Vice-Presidents and cost reduced payroll by over 1/3.

    Concurrently, LearnCom is expanding its sales operations in Des Moines, Iowa. LearnCom has hired a Director of Sales & Marketing in Des Moines who was Vice President of Sales & Marketing for AMI prior to its sale to Provant in 1998. LearnCom has also hired a new Sales Coach in De Moines. LearnCom's goal is to increase revenues by $150,000 per month by developing personal sales goals, improving focus and increasing process numbers (calls, previews and etc.). The Des Moines Sales Center will include the existing distributor channel group plus


--------------------------------------------------------------------------------
                               Disclosure Page 9
a new team of direct sales people. The Des Moines direct sales team is expected to include 12 new salespeople by December 31, 2002.

      Reported results of operations for all periods prior to January 1, 2001 do not reflect the results of VLS or PMI. Consequently, the results prior to these dates are not reflective of LearnCom's operations and financial position as presently constituted.

NET SALES

    Net sales increased for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000 due to the inclusion of VLS and PMI in the 2001 periods. Without giving effect to the net sales of VLS or PMI, LearnCom's net sales have decreased by $600,940 and $1,662,495 for the three- and nine-months ended September 30, 2001 compared to similar periods of 2000, respectively, primarily as a result of adverse market conditions for business education and training solutions that is highly competitive, constantly evolving and subject to rapidly emerging technologies.


COST OF SALES

    The total cost of sales as a percentage of revenues fluctuated from year to year for both the three and nine month periods ended September 30, 2001 and 2000 as a result of significant differences in the product composition of sales prior to the VLS acquisition in January 2001 and the PMI distribution rights agreement in July 2001. Cost of sales for the three months ended September 30, 2001 were $1,017,521, or 53% of net sales, compared to $417,984, or 38% of sales for the three months ended September 30, 2000. The results for the three months ended September 30, 2001 included VLS and PMI cost of sales, which were substantially higher than those of LearnCom's other operating units because the majority of VLS sales were distributor sales in which VLS costs average 60% and PMI's cost of sales average approximately 55%. Cost of sales for the nine months ended September 30, 2001 were $2,281,350 or 53% of sales compared to $1,393,644 or 40% of sales for the nine months ended September 30, 2000. Management is attempting to improve the cost of sales for VLS by improving distributor commission rates and acquiring additional exclusive distributor rights.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials. The 2001 amounts included the sales and marketing expenses of VLS from January 1, 2001 and PMI as of July 1, 2001, whereas the 2000 amounts do not include VLS or expenses associated with the PMI distribution rights agreement.

     Sales and marketing expenses were $354,848 for the three months ended September 30, 2001 compared to $321,494 for the same period in 2000. Sales and marketing expenses were $830,392 for the nine months ended September 30, 2001 compared to $882,027 for the nine months ended September 30, 2000. The percentage of sales and marketing expenses to net sales has decreased from 2000 to 2001 as a result of the cost reduction plan LearnCom put into place during the second quarter of 2001. Management plans to increase its marketing investment to generate more leads and improve per person sales performance.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. The amounts for the 2001 periods included the general and administrative expenses of the combined companies for the entire three- and nine-month periods presented, whereas the 2000 amounts do not include VLS or expenses associated with the PMI distribution agreement.

     General and administrative expenses were $489,481 for the three months ended September 30, 2001 compared to $607,872 for the three months ended September 30, 2000. General and administrative expenses were $1,389,139 for the nine months ended September 30, 2001 compared to $1,414,055 for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 do no fully reflect the general and administrative expense reductions that were put in place during the second quarter.


--------------------------------------------------------------------------------
                               Disclosure Page 10

AMORTIZATION

    Amortization expenses increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to the amortization of a one-year distribution agreement and amortization of financing costs. The 2001 expenses include approximately $64,413 of depreciation on fixed assets, $264,923 of amortization of publishing rights and masters and $191,667 amortization of financing costs. The 2000 expenses included $50,093 of depreciation on fixed assets, $258,854 related to the amortization of capitalized publishing rights and masters and $38,333 amortization of financing costs.

INTEREST EXPENSE

    Interest expense increased from period to period for both the three and nine months ended September 30, 2001 compared to similar periods in 2000 due to additional interest expense resulting from a bridge loan by a related party. Interest expense was $153,724 for the nine months ended September 30, 2001 compared to $127,497 for the nine months ended September 30, 2000.

NET LOSS

    The decrease in the net loss for the three month period ended September 30, 2001 compared to September 30, 2000 is attributable to a significant increase in sales and decreased expenses as a result of a cost reduction strategy put into place in the second quarter of 2001. The 2001 amount included net sales and expenses of the combined companies for the entire three- and nine-month periods ended September 30, 2001, whereas the 2000 amounts did not include VLS or PMI.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception LearnCom's operations have been financed primarily through private placements of equity and debt instruments.

    Net cash used by operating activities was $66,306 for the nine-month period ended September 30, 2001.

    Net cash used by investing activities for the nine-month period was $170,635. This represented cash proceeds from the sale of marketable securities of $593,250; cash used to purchase computers and office equipment in the amount of $110,866; expenditures for the development of publishing rights, masters and distribution rights agreements in the amount of $136,117; and cash paid for business acquisitions in the amount of $516,902.

    Net cash provided by financing activities for the nine-month period was $209,359 consisting of additional borrowings on LearnCom's bridge loan with a shareholder of LearnCom in the amount of $250,000; cash received for the subscription of common stock in the amount of $124,997; reduction in notes to related parties in the amount of $53,490; and the reduction of LearnCom's term debt used in the acquisition of BNAC in the amount of $110,000.

    To meet immediate liquidity concerns, during 2001 LearnCom extended its lending agreement with American National Bank until April 28, 2002 and has converted outstanding debt to related party lenders to subordinated debt. To further strengthen its financial position, LearnCom is attempting to raise a total of $5 million, including $2 million of subordinated debt and $3 million in equity through a private placement. Both the subordinated debt infusion and the capital infusion are anticipated to be completely funded by the end of the year, although there can be no assurance that LearnCom will be successful in raising funds within such timeframe, if at all.


--------------------------------------------------------------------------------
                               Disclosure Page 11

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities and Use of Proceeds.

    None


Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters To a Vote of Security Holders

    None

Item 5.  Other Information.

    None

Item 6.  Reports on Form 8-K.

  (a)      Exhibits

           10.1 - The Armand Group, Inc. Demand Promissory Note
           10.2 - Note Assignment Participation Agreement
           10.3 - Keith Kichun Choe Subordinated Promissory Note**
           10.4 - Keith Kichun Choe Warrant**
           10.5 - Byung Sun Min Subordinated Promissory Note**
           10.6 - Byung Sun Min Warrant**
           10.7 - John I. Ohk Subordinated Promissory Note**
           10.8 - John I. Ohk Warrant**
           10.9 - Min Byung Kil Subordinated Promissory Note** 10.10- Min Byung Kil Warrant**

  (b)      None


** The registrant hereby undertakes to furnish supplementary a copy of any omitted schedule to this Report to the Securities and Exchange Commission upon request.


--------------------------------------------------------------------------------
                               Disclosure Page 12

                              LEARNCOM, INC.

                                 SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LEARNCOM, INC.

Date: November 14, 2001          By:    /s/ Lloyd W. Singer
                                --------------------------
                                      Lloyd W. Singer
                                  Chief Executive Officer


                                 By:    /s/ Robert R. Redwitz
                                --------------------------
                                      Robert R. Redwitz
                                  Chief Financial Officer


--------------------------------------------------------------------------------
                               Disclosure Page 13